Form 10-Q
period 2025-09-30
Greenbacker Renewable Energy Co LLC
filed 2025-11-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 7, 2025, the registrant had 199,495,075 shares of common interests, $0.001 par value, outstanding.

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

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GDEV OYA Lender	GDEV OYA Lender LLC
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects.
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service

ITC	Investment Tax Credit
kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
NAV	Net asset value
NCI	Noncontrolling interests
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
OBBBA	One Big Beautiful Bill Act of 2025
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
Service Recipients	Group LLC, in connection with the Acquisition entered into a transition services agreement with Greenbacker Administration
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
TCPA	Tax Credit Purchase Agreement
Transition Services Agreement	In connection with the Acquisition, the Service Recipients entered into a Transition Services Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

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
•The outcome of our exploration of strategic alternatives and our ability to consummate any such transaction;
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
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,663	$120,057
Restricted cash, current	13,831	38,403
Accounts receivable, net	35,827	27,103
Derivative assets, current	14,719	17,632
Other current assets	37,413	28,586
Total current assets	180,453	231,781
Noncurrent assets:
Restricted cash	2,138	3,128
Property, plant and equipment, net	2,534,895	2,232,486
Intangible assets, net	316,211	362,352
Investments, at fair value	73,998	74,136
Derivative assets	73,510	98,495
Other noncurrent assets	233,199	242,667
Total noncurrent assets	3,233,951	3,013,264
Total assets	$3,414,404	$3,245,045
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$92,389	$69,464
Contingent consideration, current	1,949	15,293
Current portion of long-term debt	49,113	88,901
Current portion of failed sale-leaseback financing and deferred ITC gain	46,003	45,868
Other current liabilities	6,021	8,767
Total current liabilities	195,475	228,293
Noncurrent liabilities:
Long-term debt, net of current portion	1,325,559	1,001,654
Failed sale-leaseback financing and deferred ITC gain, net of current portion	197,721	201,601
Deferred tax liabilities, net	14,077	35,316
Operating lease liabilities	195,572	196,911
Out-of-market contracts, net	162,480	180,640
Other noncurrent liabilities	67,518	59,561
Total noncurrent liabilities	1,962,927	1,675,683
Total liabilities	$2,158,402	$1,903,976
Commitments and contingencies (Note 13. Commitments and Contingencies)
Redeemable noncontrolling interests	$—	$1,851
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,476 and 199,326 outstanding as of 2025 and 2024, respectively	199	199
Additional paid-in capital	1,779,916	1,773,758
Accumulated deficit	(675,595)	(584,733)
Accumulated other comprehensive income	31,277	34,937
Noncontrolling interests	120,205	115,057
Total equity	1,256,002	1,339,218
Total liabilities, redeemable noncontrolling interests and equity	$3,414,404	$3,245,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Energy revenue	$50,473	$48,396	$144,553	$143,271
Investment Management revenue	3,240	4,878	8,786	14,386
Other revenue	1,706	2,083	3,297	4,778
Contract amortization, net	(5,173)	(3,355)	(5,319)	(9,430)
Total net revenue	$50,246	$52,002	$151,317	$153,005

Operating expenses
Direct operating costs	22,991	41,077	71,071	92,130
General and administrative	15,562	18,037	42,950	59,322
Change in fair value of contingent consideration	—	(4,690)	(300)	(3,764)
Depreciation, amortization and accretion	20,943	20,749	61,450	61,685
(Gain) loss on asset disposition	1,473	—	15,287	—
(Gain) loss on deconsolidation, net	—	—	—	(5,722)
Impairment of long-lived assets, net and termination costs	14,160	26,380	32,805	32,710
Total operating expenses	75,129	101,553	223,263	236,361

Operating income (loss)	(24,883)	(49,551)	(71,946)	(83,356)

Interest income (expense), net	(15,484)	(21,134)	(77,950)	(35,158)
Change in fair value of investments, net	(5,072)	2,822	(4,734)	656
Income (loss) from sale-leaseback transfer of tax benefits	—	—	10,188	—
Gain (loss) on liability extinguishment	—	—	15,417	—
Other income (expense), net	212	630	434	628

Income (loss) before income taxes	(45,227)	(67,233)	(128,591)	(117,230)
Benefit from income taxes	13,332	8,834	20,389	2,579
Net income (loss)	$(31,895)	$(58,399)	$(108,202)	$(114,651)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9,714	(12,027)	(17,339)	(48,974)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(41,609)	$(46,372)	$(90,863)	$(65,677)

Earnings per share
Basic	$(0.21)	$(0.23)	$(0.46)	$(0.33)
Diluted	$(0.21)	$(0.23)	$(0.46)	$(0.33)

Weighted average shares outstanding
Basic	199,513	199,486	199,346	199,273
Diluted	199,513	199,486	199,346	199,273
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(31,895)	$(58,399)	$(108,202)	$(114,651)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	(837)	(24,716)	(3,660)	(9,271)
Total other comprehensive income (loss), net of tax	$(837)	$(24,716)	$(3,660)	$(9,271)

Comprehensive income (loss)	(32,732)	(83,115)	(111,862)	(123,922)
Less: Comprehensive income (loss) attributable to Noncontrolling interests and Redeemable noncontrolling interests	9,714	(12,027)	(17,339)	(48,974)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(42,446)	$(71,088)	$(94,523)	$(74,948)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of June 30, 2025	199,129	$199	$1,779,495	$(633,986)	$32,114	$72,950	$1,250,772	$1,777
Repurchases of common shares	(84)	—	(452)	—	—	—	(452)	—
Deferred shareholder servicing fees	—	—	—	—	—	—	—	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(837)	—	(837)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	25,700	25,700	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,907)	(5,907)	(75)
ITC sales proceeds attributable to noncontrolling interests	—	—	—	—	—	45,378	45,378	—
ITC sales proceeds distributed to noncontrolling interests	—	—	—	—	—	(29,948)	(29,948)	—
Buyout of noncontrolling interests	—	—	(1,422)	—	—	2,499	1,077	(2,035)
Shares withheld related to net share settlement of equity awards	—	—	(2,635)	—	—	—	(2,635)	—
Share-based compensation expense	431	—	4,930	—	—	152	5,082	—
Net income (loss)	—	—	—	(41,609)	—	9,381	(32,228)	333
Balances as of September 30, 2025	199,476	$199	$1,779,916	$(675,595)	$31,277	$120,205	$1,256,002	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$1,851
Repurchases of common shares	(278)	—	(1,879)	—	—	—	(1,879)	—
Deferred shareholder servicing fees	—	—	—	1	—	—	1	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(3,660)	—	(3,660)	—
Buyout of noncontrolling interests	—	—	2,887	—	—	(4,424)	(1,537)	(2,035)
Contributions from noncontrolling interests, net	—	—	—	—	—	37,872	37,872	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,001)	(15,001)	(149)
ITC sales proceeds attributable to noncontrolling interests	—	—	—	—	—	45,378	45,378	—
ITC sales proceeds distributed to noncontrolling interests	—	—	—	—	—	(42,989)	(42,989)	—
Share-based compensation expense	428	—	7,785	—	—	1,984	9,769	—
Shares withheld related to net share settlement of equity awards	—	—	(2,635)	—	—	—	(2,635)	—
Net income (loss)	—	—	—	(90,863)	—	(17,672)	(108,535)	333
Balances as of September 30, 2025	199,476	$199	$1,779,916	$(675,595)	$31,277	$120,205	$1,256,002	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of June 30, 2024	199,097	$199	$1,790,491	$(362,756)	$61,377	$148,592	$1,637,903	85	$—	$657	$1,831
Repurchases of common shares	(102)	—	(794)	—	—	—	(794)	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(2)	—	—	(2)	—	—	—	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(24,716)	—	(24,716)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	47,474	47,474	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	48,096	48,096	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,278)	(6,278)	—	—	—	(79)
Earnout Share participation	2	—	16	—	—	—	16	—	—	—	—
Earnout Share participation reclassification to temporary equity	—	—	(1)	—	—	—	(1)	—	—	1	—
Share-based compensation expense	6	—	1,010	—	—	—	1,010	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,879)	—	—	—	(1,879)	—	—	—	—
Net income (loss)	—	—	—	(46,372)	—	(12,103)	(58,475)	—	—	—	76
Balances as of September 30, 2024	199,335	$199	$1,788,843	$(409,130)	$36,661	$225,781	$1,642,354	$85	$—	$658	$1,828
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	198	1,770,060	(306,525)	45,932	113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	870	1	7,055	—	—	—	7,056	—	—	—	—
Repurchases of common shares	(316)	—	(2,545)	—	—	—	(2,545)	(428)	(1)	(3,515)	—
Deferred shareholder servicing fees	—	—	—	(51)	—	—	(51)	—	—	—	—
Shareholder distributions	—	—	—	(36,717)	—	—	(36,717)	—	—	(74)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(9,271)	—	(9,271)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	114,566	114,566	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	61,409	61,409	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,182)	(15,182)	—	—	—	(244)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(179)
Earnout Share participation	322	—	2,660	—	—	—	2,660	—	—	—	—
Earnout Share participation reclassification to temporary equity	(11)	—	(92)	—	—	—	(92)	11	—	92	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	18	—	10,494	—	—	—	10,494	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,879)	—	—	—	(1,879)	—	—	—	—
Net income (loss)	—	—	—	(65,677)	—	(48,906)	(114,583)	—	—	—	(69)
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of September 30, 2024	199,335	$199	$1,788,843	$(409,130)	$36,661	$225,781	$1,642,354	$85	$—	$658	$1,828
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(108,202)	$(114,651)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation, amortization and accretion	66,769	71,115
Gain on deconsolidation, net	—	(5,722)
Impairment of long-lived assets, net	26,015	19,082
(Gain) loss on asset disposition	15,287	—
(Gain) loss on extinguishment of liabilities	(15,417)	—
Share-based compensation expense	9,626	12,980
Changes in fair value of contingent consideration	(300)	(3,764)
Amortization of financing costs and debt discounts	9,105	4,273
Amortization of interest rate swap contracts	(4,607)	1,340
Change in fair value of interest rate swaps, net	34,129	(5,197)
(Gain) loss on interest rate swaps, net	(361)	(1,410)
Change in fair value of investments, net	4,734	(656)
Deferred income taxes	(20,389)	(2,579)
Interest (income) expense on failed sale-leaseback financing and deferred ITC gain	7,617	8,558
(Income) loss from sale-leaseback transfer of tax benefits	(10,188)	—
Other	3,239	2,454
Changes in operating assets and liabilities:
Accounts receivable	(10,408)	(11,002)
Current and noncurrent derivative assets	2,112	53,749
Other current and noncurrent assets	(1,349)	7,815
Accounts payable and accrued expenses	(10,700)	21,445
Operating lease liabilities	(1,042)	(500)
Other current and noncurrent liabilities	47,982	(990)
Net cash provided by operating activities	43,652	56,340
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(405,233)	(236,837)
Net deposits (paid) returned for property, plant and equipment	569	7,982
Return of capital on investments	3,000	6,584
Proceeds from asset sale	45,780	—
Loans made to other parties	—	(17,658)
Receipts from notes receivable	71	46,204
Other investing activities	(218)	(271)
Net cash used in investing activities	(356,031)	(193,996)
Cash Flows from Financing Activities
Shareholder distributions	—	(37,341)
Repurchases of common shares	(2,236)	(1,773)
Shares withheld related to net share settlement of equity awards	(2,635)	(1,880)
Deferred shareholder servicing fees	(1,802)	(2,380)
Contributions from noncontrolling interests, net	37,588	87,692
Distributions to noncontrolling interests	(59,838)	(12,906)
Buyout of noncontrolling interests	(3,573)	(179)
Proceeds from borrowings	432,771	274,689
Payments on borrowings	(152,640)	(202,386)
Proceeds from failed sale-leaseback	—	111,453
Payments on failed sale-leaseback	(1,339)	(87,275)
Payments for loan origination costs	(873)	(5,107)
Net cash provided by financing activities	245,423	122,607
Net decrease in Cash, cash equivalents and Restricted cash	(66,956)	(15,049)
Cash, cash equivalents and Restricted cash at beginning of period	161,588	187,675
Cash, cash equivalents and Restricted cash at end of period	$94,632	$172,626
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Notes to the Consolidated Financial Statements (unaudited) were prepared as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of September 30, 2025, the Company’s fleet comprised 334 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects during the nine months ended September 30, 2025. As of September 30, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates include, but are not limited to: (i) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (ii) the change in fair value of equity method investments for which the fair value option has been elected; (iii) the change in fair value of contingent consideration; (iv) the useful lives of long-lived assets; (v) the grant date fair value of share-based awards; (vi) derivative assets and liabilities related to the interest rate swaps; and (vii) valuation allowances on deferred tax assets, which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$78,663	$120,057
Restricted cash, current	13,831	38,403
Restricted cash	2,138	3,128
Total cash and cash equivalents and restricted cash	$94,632	$161,588
Supplemental Cash Flow Information
The following table presents the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Nine months ended September 30,
(in thousands)	2025	2024
Non-cash investing activities
Capital expenditures incurred but not paid	$49,945	$30,834

Non-cash financing activities
Deferred shareholder servicing fees payable	$4,488	$7,940
Redemptions payable	431	4,648
ITC sales proceeds attributable to noncontrolling interest	45,378	—
Non-cash contributions from noncontrolling interests, net	—	87,865
Change in distributions payable to noncontrolling interest	$(1,698)	$1,858

Cash paid for
Interest paid, net of amounts capitalized	$36,324	$31,606
Restructuring and Related Charges
The Company records costs associated with exit activities related to restructuring plans in accordance with Accounting Standards Codifications (“ASC”) Topic 420, Exit or Disposal Cost Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liabilities are incurred. The timing of the associated cash payments is dependent upon the type of exit cost. The Company records restructuring cost liabilities in Accounts payable and accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets. One-time termination benefits are recognized as a liability when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period.
Effective March 31, 2025, the Company implemented a restructuring plan, aimed at reducing costs and improving operational efficiency in response to changing market conditions. The restructuring plan primarily included workforce reductions and other cost-saving initiatives. The Company’s Board of Directors approved the reduction in force (the “March 2025 RIF”) and as a result of the March 2025 RIF, for the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.8 million, respectively, of charges within General and administrative on the Consolidated Statements of Operations. These charges consist of $0.1 million of severance related costs and an immaterial amount of other related costs for the three months ended September 30, 2025 and $0.7 million of severance related costs and $0.1 million of other related costs for the nine months ended September 30, 2025. The Company expects no additional expense to be recognized through the remainder of 2025 related to the March 2025 RIF.
On October 7, 2025, the Company announced and implemented another restructuring plan (the “October 2025 RIF”). Refer to Note 20. Subsequent Events for further details.

Tax Credit Transfers
From time to time, the Company sells federal tax credits to third parties. The Company accounts for the generation and sale of ITCs in accordance with ASC Topic 740, Income Taxes. Under ASC 740, the Company recognizes a deferred tax asset when the projects are placed into service. Upon transfer of control of the tax credits to the buyer, the difference between the deferred tax asset and the transfer proceeds is recognized in (1) Benefit from income taxes in the Consolidated Statements of Operations for credits allocated to the Company, and (2) Noncontrolling interests in the Consolidated Balance Sheets for tax credits allocated to a tax equity investor. If cash is received prior to the transfer of control, it is recorded as a tax credit transfer liability. The resulting cash received is classified as cash provided from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 12. Income Taxes and Note 13. Commitments and Contingencies for further details.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties of the Company’s derivative financial instruments generally equals the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets. The maximum exposure to loss due to credit risk of counterparties of the Company’s PPAs generally equals the revenue otherwise expected to be earned under the terms of the PPAs. The Company manages these credit risks by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue exceeded ten percent of total revenue for the three months ended September 30, 2025 and 2024. The Company had one customer from which revenue was 10.8% of total revenue for the nine months ended September 30, 2025. The Company had no customers from which revenue exceeded ten percent of total revenue for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company had one customer from which the receivable balance was 23.1% and 28.3%, respectively, of total accounts receivable.
Refer to Note 4. Revenue and Note 11. Derivative Instruments for further details.
Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. For public business entities, the amendments in ASU 2023-09 are effective for annual periods in fiscal years beginning after December 15, 2024. ASU 2023-09 may be adopted prospectively or retrospectively. The Company is in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not our financial position or results of operations.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Reporting Comprehensive Income, Expense Disaggregation Disclosures,” which requires disclosures for a more detailed disaggregation of income statement expenses. ASU 2024-03 requires a public entity to report relevant expenses presented on the face of the income statement for continued operations such as: (i) purchases of inventory; (ii) depreciation; and (iii) intangible asset amortization. For public business entities, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and effective for interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be adopted prospectively or retrospectively. The Company is in the process of assessing the impacts and method of adoption.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The standard is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
Acquisitions
The Company did not have any acquisitions during the nine months ended September 30, 2025.
Acquisition of Cider Assets
On July 30, 2024 (the “Closing Date”), the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC (“Cider”), a nearly 680.0 MW development-stage solar asset with a planned completion date in the second half of 2026, for a total consideration of $55.1 million. The acquisition of Cider was accounted for as an asset acquisition in accordance with ASC 805. The seller was the borrower under a preexisting bridge loan agreement with the Company. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding under the bridge loan agreement as of the Closing Date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Additionally, the Company paid cash consideration of $5.8 million on the Closing Date and assumed an additional liability due to the seller of $5.1 million as of the Closing Date, which was paid off during the third and fourth quarters of 2024. Refer to Note 7. Notes Receivable for additional information on the bridge loan agreement between the seller and the Company. The total consideration of $55.1 million was allocated on a relative fair value basis, all of which was allocated to Property, plant and equipment, net, which includes $1.7 million of land, on the Consolidated Balance Sheets as of September 30, 2025.
Concurrently, in conjunction with this acquisition, the Company, through its wholly owned subsidiary Cider Solar Construction Owner LLC, entered into an $81.0 million loan agreement with a syndicate of lenders. Refer to Note 10. Debt for additional discussion.
Contingent Consideration Liability
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects’ reaching milestones as specified in the acquisition agreements. As of September 30, 2025 and December 31, 2024, the Company has recorded a liability of $1.9 million and $15.3 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
GREC Entity HoldCo LLC
On May 16, 2025, the Company entered into a membership interest purchase agreement to sell certain consolidated subsidiaries of GREC Entity HoldCo, as well as another subsidiary of the Company that was not a subsidiary of GREC Entity HoldCo, to an unrelated renewable energy company. The sale transaction was completed on June 5, 2025, for a purchase price of $46.3 million primarily in cash proceeds. The purchase price of $46.3 million includes the cash and cash equivalents of $1.1 million which were transferred to the buyer as part of the transaction. The cash proceeds were utilized to pay down $32.5 million of existing debt and pay 0.8 million in transaction costs. The Company recorded a loss on asset disposition of $13.4 million from the transaction for the nine months ended September 30, 2025, which included adjustments of $0.3 million, including the working capital adjustment made in the quarter ended September 30, 2025. The loss was recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations. The working capital adjustment has not been finalized yet. The membership interest purchase agreement includes an additional $3.6 million of holdback amount that is contingent upon certain legislative developments as well as certain earnouts contingent on the buyer’s extension of PPAs or repowering of projects. The Company has not included or recorded this contingent consideration in the transaction price as of September 30, 2025 because the contingencies are outside of the control of the Company and the Company is not able to determine the probability of receiving these contingent payments. The membership interest purchase agreement also contained a standard working capital adjustment provision which was taken into account for the purpose of determining the purchase price.
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

The following table presents the major classes of assets and liabilities related to the consolidated subsidiaries as of June 5, 2025, that were sold and deconsolidated from the Company’s consolidated financials:

in thousands	June 5, 2025
Assets
Current assets:
Cash and cash equivalents	$1,053
Other current assets	1,398
Total current assets	$2,451
Noncurrent assets:
Property, plant and equipment, net	$39,498
Intangible assets, net	20,213
Other noncurrent assets	3,998
Total noncurrent assets	63,709
Total assets	$66,160

Liabilities
Current liabilities:
Other current liabilities	$(938)
Total current liabilities	$(938)
Noncurrent liabilities:
Other noncurrent liabilities	$(5,909)
Total noncurrent liabilities	$(5,909)
Total liabilities	$(6,847)

Total net assets	$59,313
Transaction price	$46,696
Broker fee	(769)
Loss on sale	$13,386
Other Divestitures
On September 12, 2025, the Company entered into a membership interest purchase agreement to sell two operating wind projects to an unrelated renewable energy company. The sale transaction was completed on September 12, 2025 for a purchase price of $1.7 million, which was received in cash proceeds. The Company derecognized $5.7 million of assets and $4.0 million of liabilities as part of this sale and recorded an immaterial gain on asset disposition from the transaction recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations
Eagle Valley Clean Energy LLC
On April 17, 2024, Eagle Valley Clean Energy LLC ("EVCE") filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado (the “Bankruptcy Filing”). Following the Bankruptcy Filing, the Company no longer held a controlling financial interest in EVCE under ASC 810, and EVCE was deconsolidated from the Company’s Consolidated Financial Statements. This resulted in the removal of the assets and liabilities of EVCE totaling $8.1 million and $16.3 million, respectively, from the Company’s Consolidated Balance Sheets and a gain of $8.2 million in the second quarter of 2024, which was reported as (Gain) loss on deconsolidation, net within the Consolidated Statements of Operations.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). Refer to Note 5. Variable Interest Entities for additional information on the sale of Illinois Winds LLC.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Energy sales	$41,810	$41,729	$125,983	$122,325
RECs and other incentives	8,663	6,667	18,570	20,946
Investment Management revenue	3,240	4,878	8,786	14,386
Other revenue	1,706	2,083	3,297	4,778
Contract amortization, net	(5,173)	(3,355)	(5,319)	(9,430)
Total net revenue	$50,246	$52,002	$151,317	$153,005
Add: Contract amortization, net	5,173	3,355	5,319	9,430
Less: Lease revenue	(1,696)	(2,380)	(6,728)	(7,944)
Less: Investment, dividend, interest and other income	(1,220)	(1,917)	(2,467)	(4,461)
Total net revenue from contracts with customers	$52,503	$51,060	$147,441	$150,030
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
The Company did not record any contract assets as of September 30, 2025 and December 31, 2024, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $35.1 million and $25.9 million related to contracts with customers as of September 30, 2025 and December 31, 2024, respectively.
The Company has contract liabilities related to amounts received from certain PPA and REC customers upon the related projects reaching COD, PTO, or over the initial years of the project’s life. The contract liabilities are recognized into revenue over the term of the related contract. As of September 30, 2025 and December 31, 2024, the Company recorded $6.4 million and $5.2 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company’s amortization of contract liabilities was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2024, the Company’s amortization of contract liabilities was $0.2 million and $0.3 million, respectively.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract, i.e., commissions, are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company capitalized $3.6 million and $4.4 million in costs to obtain a contract as of September 30, 2025 and December 31, 2024, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company recorded impairment of $0.8 million related to the termination of the development of three projects. Refer to Note 8. Property, Plant and Equipment for further discussion. The Company’s amortization of costs to obtain a contract was not material for the three and nine months ended September 30, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of September 30, 2025, the Company had $5.0 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended September 30,	Amount
2025-2026	$1,371
2026-2027	486
2027-2028	484
2028-2029	481
2029-2030	469
Thereafter	1,661
Total	$4,952

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been determined to be the primary beneficiary. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of 11 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These tax equity partnerships generate income through renewable energy and sustainable development projects within North America. The projects represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be significant to these VIEs. Therefore, the Company consolidates these VIEs.
As of September 30, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.7 billion and $272.2 million, respectively. As of December 31, 2024, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.8 billion and $288.0 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
During the three and nine months ended September 30, 2025, the Company bought out the Tax Equity Investors in one and three tax equity financing facilities, respectively. During the three and nine months ended September 30, 2024, the Company bought out one Tax Equity Investor in one tax equity financing facility.
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
As of September 30, 2025, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.7 million and $1.4 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.
In connection with the contributions to GDEV Management Holdings LLC on January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and reborrow the loan. Interest accrues at the fixed rate of 6% per year and may be paid in kind. As of September 30, 2025, there was no balance outstanding under the credit agreement.

Illinois Winds LLC
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a part of the MIPSA, the total purchase price was subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The purchase price included a reimbursement of construction costs paid by the Company plus a development fee that was subject to repricing, payable in two installments at certain construction milestones. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the construction reimbursement component of the purchase price. The total reimbursement of construction costs was expected to be $40.1 million, of which the Company has received $38.9 million through September 30, 2025. The remaining $1.1 million to be received related to the construction reimbursement payment is recorded within Other current assets on the Consolidated Balance Sheets. The development fee paid to GREC II was $9.0 million, which was recorded within Contingent consideration, current on the Consolidated Balance Sheets as of December 31, 2024 and was fully paid during the six months ended June 30, 2025.
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
Unconsolidated Variable Interest Entities
GDEV I
As of September 30, 2025, GDEV GP held a combined 2.00% of the interests in GDEV I, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, which is GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $2.8 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the NCI in GDEV GP.
GDEV II
As of September 30, 2025, GDEV GP II held a combined 1.96% of the interests in GDEV II, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.7 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the NCI in GDEV GP II.
Aurora Solar
Aurora Solar Holdings, LLC (“Aurora Solar”) was formed in 2016 to develop, construct, own, finance, and operate a portfolio of 16 solar projects. As of September 30, 2025, the Company’s investment represented 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.

OYA
The Company held a 50.00% equity interest in OYA-Rosewood Holdings LLC, a portfolio originally comprising 19 solar projects. On November 6, 2024, OYA and certain affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Company had historically accounted for its investment in OYA under the equity method and elected the fair value option. As a result of the Bankruptcy Petitions, the investment in OYA ceased to qualify for equity method accounting. However, the Company continued to apply the fair value option to measure the investment at each reporting period.
In the first quarter of 2025, substantially all assets of OYA and its affiliates were sold pursuant to court-approved orders. A portion of these assets was acquired by a subsidiary of GDEV I. On April 22, 2025, the Bankruptcy Court confirmed the Chapter 11 Plan (the “Plan”), under which the Company’s equity interest in OYA was canceled with no distribution to equity holders. Additionally, the Company’s loan of $7.4 million to an OYA affiliate, which originated in 2024, was extinguished and replaced by an allowed bankruptcy claim.
In July 2025, the Company contributed the bankruptcy claim to GDEV OYA Lender LLC (“GDEV OYA Lender”), a subsidiary of GDEV I, in exchange for a 30% membership interest and received an initial cash distribution of $3.0 million. Other members of GDEV OYA Lender include GDEV I (the managing member) and the prior lenders under the syndicated loan facility. Under the Amended and Restated Limited Liability Company Agreement of GDEV OYA Lender, in addition to the initial distribution of $3.0 million, future distributions will be subject to a waterfall structure: (i) initial reserves of $2.0 million retained by GDEV OYA Lender to manage the development of the assets acquired via credit bid, (ii) a preferred return of $1.5 million to another investor, (iii) a preferred return of $4.7 million to the Company, and (iv) pro rata distributions of remaining cash among members. Future cash inflows are expected from earnouts related to assets that were previously sold in the bankruptcy proceedings and the disposition of development assets acquired via credit bid. The Company accounts for its investment in GDEV OYA Lender as an equity method investment measured at fair value.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$88,229	$—	$88,229
Derivative liabilities	—	(8,503)	—	(8,503)
Investments at fair value	—	—	73,998	73,998
Total	$—	$79,726	$73,998	$153,724

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$116,127	$—	$116,127
Derivative liabilities	—	(160)	—	(160)
Investments at fair value	—	—	74,136	74,136
Contingent consideration	—	—	(300)	(300)
Total	$—	$115,967	$73,836	$189,803
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of September 30, 2025 using significant unobservable inputs:

(in thousands)	Investments at fair value	Contingent consideration	OYA bankruptcy claim receivable	Total
Balance as of December 31, 2024	$74,136	$(300)	$—	$73,836
Contributions to investees	218	—	—	218
Divestiture and bankruptcy claim approval	(5,314)	—	12,692	7,378
Contribution of OYA bankruptcy claim to GDEV OYA Lender	12,692	—	(12,692)	—
Return of capital from GDEV OYA Lender	(3,000)	—	—	(3,000)
Change in fair value of investments, net	(4,734)	—	—	(4,734)
Change in contingent consideration	—	300	—	300
Balance as of September 30, 2025	$73,998	$—	$—	$73,998
The Company does not have any non-financial assets or liabilities measured at fair value as of September 30, 2025 and December 31, 2024. There were no transfers between Levels 1, 2, or 3 for the nine months ended September 30, 2025 and 2024.
Derivative Assets and Liabilities
The Company estimates the fair value of its interest rate derivatives using a discounted cash flow valuation technique based on the net amount of estimated future cash flows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs, and thus the swaps are classified as Level 2 in the fair value hierarchy.
During 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty in exchange for a premium price of $2.6 million. The option expired on March 27, 2025. The option was classified as Level 2 in the fair value hierarchy. Refer to Note 11. Derivative Instruments for further detail.

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
OYA Bankruptcy Claim
In the second quarter of 2025, the Company estimated the fair value of the OYA bankruptcy claim based on the future cash flows expected to be received from its investment in GDEV OYA Lender following the contribution of the bankruptcy claim to GDEV OYA Lender in exchange for a 30% membership interest. Refer to Note 5. Variable Interest Entities for further details. The bankruptcy claim receivable was presented within Other current assets and Other noncurrent assets in the Consolidated Balance Sheets in the second quarter of 2025. The Company utilized the same unobservable inputs (see below table) for the valuation of the investment in GDEV OYA Lender presented within Investments, at fair value in the Consolidated Balance Sheets at September 30, 2025.
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method and other investments as of September 30, 2025:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	10.0%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	27 years

GDEV OYA Lender - Discount rate	25%
GDEV OYA Lender - Attrition	25%-75%
GDEV OYA Lender - Price per watt	$0.30-$0.50
As discussed in Note 5. Variable Interest Entities, the Company accounts for its investments in GDEV I and GDEV II as equity method investments.
As of September 30, 2025, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.0 million, respectively. The GDEV I and GDEV II LLCAs do not permit the partners to make withdrawals of any of their capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the fair value of each of the Company’s investments at fair value as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Aurora	$58,027	$60,348
OYA(1)	—	5,913
GDEV OYA Lender	8,534	—
GDEV I	3,524	3,771
GDEV II	3,913	4,104
Total investments at fair value	$73,998	$74,136
(1) The Company derecognized the investment in OYA and recognized a bankruptcy claim receivable for the amount, which was reported within Other current assets and Other noncurrent assets in the Consolidated Balance Sheets. See details set forth above.
Investments at fair value are recorded in Investments, at fair value on the Consolidated Balance Sheets. The decrease in the fair value of the investment in OYA is due to the bankruptcy discussed in Unconsolidated Variable Interest Entities in Note 5. Variable Interest Entities.

The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Aurora	$(3,609)	$2,289	$(2,321)	$(491)
OYA	—	—	(598)	176
GDEV OYA Lender	(1,158)	—	(1,158)	—
GDEV	(28)	—	(317)	50
GDEV II	(277)	533	(340)	921
Total Change in fair value of investments, net	$(5,072)	$2,822	$(4,734)	$656
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Contingent Consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingency and the date when payment is expected to occur. The contingent consideration is reflected in Other noncurrent liabilities included in Noncurrent liabilities on the Consolidated Balance Sheets.
The following table presents the change in fair value of contingent consideration for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Change in fair value of contingent consideration	$—	$(4,690)	$(300)	$(3,764)
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
For the nine months ended September 30, 2025 and 2024, there was nil and $2.7 million contingent consideration settled with the participation of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.

Note 7. Notes Receivable
The Company’s notes receivable consist of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024	Year of origination	Interest rate	Maturity date
Notes receivable, current
Kane Warehouse	$—	$121	2015	10.25%	2/24/2025
OYA	—	7,084	2024	12.00%	12/23/2024(1)
Total notes receivable, current	$—	$7,205
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(2)
Total notes receivable, noncurrent	$5,008	$5,008
Loan reserve(2)	(1,000)	(1,000)
Total notes receivable	$4,008	$11,213
(1)During 2024, the Company loaned an affiliate of OYA $7.1 million, by becoming a party to an amended existing loan agreement between a subsidiary of GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. As a result of the Plan approved by the Bankruptcy Court on April 22, 2025, the loan was extinguished and replaced by an allowed bankruptcy claim receivable for the amount, which was subsequently contributed to GDEV OYA Lender LLC. Refer to Note 5. Variable Interest Entities for additional information.
(2)As of September 30, 2025, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that this note is still collectible and that no additional reserve is required as of September 30, 2025.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of September 30, 2025, interest receivable of nil and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2024, interest receivable of $0.3 million and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Land	$23,083	$23,283
Plant and equipment	1,899,226	1,873,801
Construction in progress	728,706	437,335
Asset retirement cost	30,351	32,640
Finance right-of-use asset	65	65
Other	1,419	561
Total property, plant and equipment	$2,682,850	$2,367,685
Accumulated depreciation	(147,955)	(135,199)
Property, plant and equipment, net	$2,534,895	$2,232,486
The Accumulated depreciation balance as of September 30, 2025 reflects the disposal of the GREC Entity HoldCo and certain other projects during the period ended September 30, 2025, which partially offset the impact of current period depreciation expense. See Note 3. Acquisitions and Divestitures.
Construction in progress includes $73.2 million and $91.8 million of development costs as of September 30, 2025 and December 31, 2024, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$19,199	$17,575	$56,291	$52,549
Involuntary Conversion
During the third quarter of 2025, two operating solar projects, in Montana and California, experienced fires that caused significant damage to the projects. Due to the fires and the resulting damage to certain components, the Company plans to remove and replace the damaged components, primarily consisting of modules. The Company estimated the net book value of the damaged components to be replaced and derecognized this estimated net book value, resulting in a decrease of $9.1 million to Property, plant and equipment, net in the Consolidated Balance Sheets. The Company expects to be fully reimbursed under its property insurance policies for the costs that will be incurred to repair the facilities, net of a deductible, as well as for up to twelve months of business interruption losses, net of a waiting period of thirty days. Based on the current status of negotiations with the insurers, the Company has concluded that it is probable that it will recover $9.1 million of proceeds associated with the assets derecognized in the period ended September 30, 2025 and simultaneously recorded a receivable for the same amount within Other current assets in the Consolidated Balance Sheets. The Company did not record any gain or loss related to the derecognition of the assets in the Company’s Consolidated Statements of Operations for the period ended September 30, 2025.
Impairment of Long-Lived Assets
During the three and nine months ended September 30, 2025, the Company recognized impairment losses of $8.4 million and $26.0 million, respectively. The impairment loss of $8.4 million in the three months ended September 30, 2025 primarily related to the termination of a development-stage solar project. The remaining $17.7 million impairment loss recognized for the nine months ended September 30, 2025 related to impairments recorded during prior quarters in fiscal 2025 associated with (i) two operational wind projects for which the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) six development-stage solar projects for which the Company terminated the development of the projects. The fair value of the assets impaired was determined using a market approach. The impairment loss included $1.6 million related to upfront payments to customers and $0.8 million of capitalized costs to obtain a contract related to the termination of the development of three projects recorded within Other noncurrent assets on the Consolidated Balance Sheets due to the termination of the related PPAs. In addition, during the three and nine months ended September 30, 2025, the Company incurred $5.8 million and $6.8 million, respectively, in termination charges associated with the termination of certain offtake contracts. The impairment losses and the termination charges are presented within Impairment of long-lived assets, net and termination costs in the Consolidated Statements of Operations. The charges were recorded to the Company’s IPP segment.

.
During the three and nine months ended September 30, 2024, the Company recognized impairment of long-lived assets of $12.7 million and $19.0 million, respectively. Impairment of $6.3 million was recorded during the first quarter of 2024 due to a change in state regulations that impacted the earnings potential on six projects in one state. The fair value of the assets was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment. The impairment of $12.7 million recorded during the three months ended September 30, 2024 primarily related to two development-stage projects due to the termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using an income approach. The impairment charge of $12.7 million consisted of a $6.3 million impairment for the plant and equipment presented within Property, plant and equipment, net, a $2.9 million impairment on ROU assets and assets associated with upfront payments that was due to the offtaker presented within Other current assets, and a $3.5 million impairment related to favorable PPA contracts presented within Intangible assets, net reported on the Consolidated Balance Sheets. This charge was recorded in Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations.
In conjunction with the impairment charges during the three months ended September 30, 2024 related to two development-stage projects due to the termination of the PPAs by the offtaker, the Company accrued for $13.6 million in termination charges that are due to the offtaker as a result of the termination under the terms of PPA contract. The termination charges were accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheets and Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations. The charges are recorded in the IPP segment.
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

Note 9. Intangible Assets and Out-of-market Contracts
Intangible Assets and Out-of-market Contracts
Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of September 30, 2025
PPA contracts	$321,094	$(61,773)	$259,321
REC contracts	40,146	(5,590)	34,556
Trademarks	1,364	(610)	754
Channel partner relationships	47,071	(27,682)	19,389
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$411,866	$(95,655)	$316,211
(1) Gross carrying amount is adjusted for any write offs or impairment charges.

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of December 31, 2024
PPA contracts	$361,512	$(64,820)	$296,692
REC contracts	46,235	(5,820)	40,415
Trademarks	1,364	(585)	779
Channel partner relationships	45,708	(23,433)	22,275
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$457,010	$(94,658)	$362,352
(1) Gross carrying amount is adjusted for any write offs or impairment charges.
The decrease in gross contract intangible assets during the nine months ended September 30, 2025 includes a decrease of $38.8 million related to the sale of certain subsidiaries of GREC Entity HoldCo, as discussed in Note 3. Acquisitions and Divestitures,
The following table presents the amortization expense related to intangible assets recorded on the Consolidated Balance Sheets which includes Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Total Favorable Amortization expense	$9,113	$9,196	$24,074	$27,418
Favorable Contract amortization reduction to revenue	8,130	6,812	21,164	20,268

The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consist of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of September 30, 2025
PPA contracts	$(189,162)	$29,945	$(159,217)
REC contracts	(18,825)	15,562	(3,263)
Total out-of-market contracts, net	$(207,987)	$45,507	$(162,480)

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2024
PPA contracts	$(198,629)	$23,127	$(175,502)
REC contracts	(19,763)	14,625	(5,138)
Total out-of-market contracts, net	$(218,392)	$37,752	$(180,640)
The following table presents the contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Out-of-market contract amortization	$2,957	$3,458	$9,775	$10,839
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
The following table presents the amortization expense related to the Company’s finite-lived intangible asset and liabilities (out-of-market contracts), net, contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense on channel partner relationships and trademark intangible assets, net	$982	$5,738	$2,909	$16,579
Less: Contract amortization on PPA and REC contracts intangible assets and (out-of-market contracts), net	5,173	3,355	5,319	9,430
Total amortization expense related to intangible assets and (out-of-market contracts), net	$6,155	$2,383	$8,228	$7,149
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the nine months ended September 30, 2025, the Company derecognized two out-of-market contracts due to the termination of the related PPAs and recognized $6.1 million within Contract amortization, net on the Consolidated Statements of Operations.

Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Amortization Expense
2025-2026	$19,098
2026-2027	18,569
2027-2028	18,492
2028-2029	18,445
2029-2030	18,605
Thereafter	60,522
Total	$153,731

Note 10. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below:

(dollars in thousands)	September 30, 2025	December 31, 2024	Interest rate	Maturity date
GREC Entity HoldCo LLC	$20,392	$56,049	Daily SOFR(1) + 1.85%	June 30, 2026
Midway III Manager LLC	12,817	13,260	3 mo. SOFR + 1.73%	October 31, 2025
Trillium Manager LLC	63,173	65,758	Daily SOFR + 2.10%	June 9, 2027
Greenbacker Wind Holdings II LLC	66,012	68,838	3 mo. SOFR + 2.03%	December 31, 2026
Conic Manager LLC	21,638	22,308	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	29,626	30,252	3 mo. SOFR + 1.35%	December 23, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	2,957	2,012	7.15%	April 30, 2026
ECA Finco I, LLC	16,547	17,398	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	16,650	17,330	Daily SOFR + 1.98%	October 30, 2026
Sego Lily Solar Manager LLC	123,844	127,829	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	38,752	39,429	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	85,363	87,803	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	37,486	39,630	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	109,600	129,594	1 mo. SOFR + Applicable Margin(2)	November 29, 2027
Dogwood GB Manager LLC	58,725	58,725	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	94,693	102,334	3 mo. SOFR + 2.03%	August 11, 2026
Cider Solar Construction Owner LLC	81,000	81,000	12.25%(3)	July 30, 2028
Cider Solar AcquisitionCo LLC	362,657	1,539	Various	Various(4)
Pemaquid Manager LLC	76,201	76,915	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,390,986	$1,110,856
Less: Total unamortized discount and deferred financing costs	(16,314)	(20,301)
Less: Current portion of long-term debt(5)	(49,113)	(88,901)
Total long-term debt, net	$1,325,559	$1,001,654
(1)Secured Overnight Financing Rate (“SOFR”).
(2)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(3)The Cider Solar Construction Owner LLC loan bore interest at an initial fixed rate of 9.75% per annum through January 30, 2025. Beginning January 30, 2025 through the maturity date, the loan now bears interest at 12.25% per annum. Refer to Part II — Item 8 — Note 11. Debt of the Consolidated Financial Statements (Non-Investment Basis) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(4)Cider Solar AcquisitionCo LLC has construction and ITC bridge loan facilities, with the option to convert the construction loans into Tranche A or Tranche B term loans, which bear interest at the daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. Refer to Part II — Item 8 — Note 11. Debt of the Consolidated Financial Statements (Non-Investment Basis) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(5)Adjusted for $7.3 million and $6.3 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $56.5 million and $95.2 million as of September 30, 2025 and December 31, 2024, respectively.
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
Midway III Manager LLC
The Midway III Manager LLC term loan bears interest at an annual rate equal to three-month SOFR plus an applicable margin, which is 1.73%. Principal and interest payments are required to be made on the last day of each three-month period through the scheduled maturity date, which was initially September 28, 2025. The loan is secured by a first-priority security interest in all assets of Midway III Manager LLC, including a pledge of (a) Midway III Manager LLC’s interest in Midway III Holdings LLC and (b) GREC’s ownership interests in Midway III Manager LLC. On September 23, 2025, Midway III Manager LLC and the lender entered into an amendment to the financing agreement extending the maturity date to October 31, 2025. On October 31, 2025, the Company completed a refinancing of the loan, pursuant to which the maturity date of the loan was extended from October 31, 2025 to February 25, 2028 and the loan was consolidated into a single facility with two of the Company’s other outstanding facilities for Turquoise Manager LLC and ECA Finco I, LLC. Refer to Note 20. Subsequent Events for additional information.
Conic Manager LLC
The Conic Manager LLC term loan bears interest at an annual rate equal to the three-month SOFR plus an applicable margin, which is 1.75%. Principal and interest payments are required to be made on the last day of each three-month period through the scheduled maturity date of August 8, 2026. The loan is secured by a first-priority security interest in all assets of Conic Manager LLC, including a pledge of (a) Conic Manager LLC's interest in Conic Holdings LLC and (b) GREC's ownership interests in Conic Manager LLC. On October 29, 2025, the Company entered into an amendment to its existing loan agreement, pursuant to which the maturity date of the loan was extended from August 8, 2026 to October 31, 2027. All other material terms and conditions of the credit agreement remain unchanged.
GB Solar TE 2020 Manager LLC
On October 30, 2020, GB Solar TE 2020 Manager LLC entered into a loan agreement syndicated with various lenders in an amount not to exceed $19.6 million. The loan bears interest at three-month SOFR plus an applicable margin, which is 1.88% through the fourth anniversary of the closing date, 2.00% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. The loan is secured by a first-priority security interest in all assets of GB Solar TE 2020 Manager LLC, including a pledge of (a) GB Solar TE 2020 Manager LLC's interest in GB Solar TE 2020 Holdings LLC and (b) GREC's ownership interests in GB Solar TE 2020 Manager LLC. The loan required quarterly payments of principal and interest through the maturity date, October 30, 2026. On November 12, 2025, the Company entered into an amendment to its existing GB Solar TE 2020 Manager LLC term loan agreement, pursuant to which the maturity date of the loan was extended from October 30, 2026 to December 31, 2027. The Company was required to pay $2.9 million as per the terms of the amendment.
Greenbacker Renewable Energy Corporation (Premium financing agreement)

On August 1, 2025, the Company entered into a premium financing arrangement with a lender to finance a prepaid insurance policy for certain projects. Under the agreement, the Company financed $4.2 million of premiums at a 7.15% annual interest rate. Total monthly payments of $0.4 million, including interest and principal, are due in 9 monthly installments, beginning on August 1, 2025 through April 30, 2026.
GREC Warehouse Holdings I LLC
GREC Warehouse Holdings I LLC’s revolving credit facility bears interest at the annual rate equal to the three-month SOFR plus an applicable margin, which is 2.03% through the second anniversary of the closing date and 2.28% per annum after the second anniversary of the closing date through the maturity date, August 11, 2026. Borrowings under the credit facility are secured by certain equity interests in the borrower and its wholly owned subsidiaries held by indirectly wholly owned subsidiaries of the Company. On November 7, 2025, the Company entered into an amendment to its existing credit agreement, pursuant to which the maturity date of the facility was extended from August 11, 2026 to March 30, 2027.

The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of Interest income (expense), net on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Loan interest(1)	$14,589	$13,508	$38,817	$37,712
Commitment / letter of credit fees	2,100	917	6,263	3,018
Amortization of deferred financing fees and discount	2,981	1,346	8,946	4,273
Interest on sale-leasebacks(2)	4,508	4,875	13,668	16,711
Loss (gain) on interest rate swaps, net(3)	298	—	(361)	(1,410)
Change in fair value of interest rate swaps, net(3)	7	7,058	34,129	(5,197)
Interest capitalized	(8,579)	(6,203)	(22,246)	(17,001)
Total(4)	$15,904	$21,501	$79,216	$38,106
(1)Includes interest rate swap settlements in the amounts of $4.5 million, $7.7 million, $15.0 million and $22.0 million, presented as a reduction of loan interest for the three and nine months ended September 30, 2025 and 2024, respectively. Refer to Note 11. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 11. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes $0.4 million, $(0.8) million, $1.3 million and $1.7 million of interest income on cash accounts for the three and nine months ended September 30, 2025 and 2024, respectively, and nil, $1.2 million, nil and $1.2 million of interest income on non-bank deposits for the three and nine months ended September 30, 2025 and 2024, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Principal Payments
2025-2026	$56,455
2026-2027	277,181
2027-2028	403,421
2028-2029	86,265
2029-2030	238,844
Thereafter	328,820
Total	$1,390,986

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

(in thousands)	September 30, 2025	December 31, 2024
Failed sale-leaseback financing, current	$13,263	$13,127
ITC gains, current	32,951	32,951
Less: origination costs, current	211	210
Current portion of failed sale-leaseback financing and deferred ITC gain	$46,003	$45,868

Failed sale-leaseback financing, net of current portion	$112,646	$111,238
ITC gains, net of current portion	87,348	92,802
Less: origination costs, net of current portion	2,273	2,439
Failed sale-leaseback financing and deferred ITC gain, net of current portion	$197,721	$201,601
The following table shows the components of interest on sale-leasebacks included within Interest income (expense), net on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Financing interest	$2,882	$2,945	$8,775	$10,952
ITC interest	1,572	1,957	4,734	5,693
Amortization of loan origination cost	54	—	159	—
Total	$4,508	$4,902	$13,668	$16,645
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the nine months ended September 30, 2025, the Company recognized $10.2 million of income related to the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings, which is recorded to Income (loss) from sale-leaseback transfer of tax benefits on the Consolidated Statements of Operations. There was no such income recorded in the nine months ended September 30, 2024.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Future Payments
2025-2026	$13,263
2026-2027	13,510
2027-2028	13,611
2028-2029	13,584
2029-2030	13,708
Thereafter	174,149
Total lease payments	241,825
Less: Imputed interest	(115,916)
Less: Origination costs	(2,484)
Present value of lease payments	$123,425

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
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are probable of not occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest income (expense), net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. All future changes in the fair value of the dedesignated derivatives are reported immediately in earnings to Interest income (expense), net in the Consolidated Statements of Operations. As of September 30, 2025, the total balance in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts is $42.5 million.
For derivatives previously designated as cash flow hedges, the changes in the fair value of the derivative were initially reported in other comprehensive income and were subsequently reclassified to earnings when the hedged transaction affected earnings.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		September 30, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$1,164,110	$88,229	$(8,503)
Total		$1,164,110	$88,229	$(8,503)

(in thousands)		December 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$944,629	$112,339	$(160)
Option to enter into interest rate swap contract	Derivative assets	242,203	3,788	—
Total		$1,186,832	$116,127	$(160)
As of September 30, 2025, the notional amount of derivatives includes $813.8 million associated with currently effective swaps and $350.3 million associated with forward starting swaps. As of December 31, 2024, the notional amount of derivatives includes $851.5 million associated with currently effective swaps and $93.2 million associated with forward starting swaps.
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

The following tables provide information on the change in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) in other comprehensive income (loss) reclassified to earnings from termination of interest rate swaps, net	$298	$—	$(361)	$—
Amortization of derivatives	(1,434)	—	(4,607)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	299	—	1,308	—

Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	(7)	$—	$(34,129)
Gain (loss) on interest rate swaps, net(1)	—	(298)	—	361

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) recognized in other comprehensive income (loss)	$(34,158)	$—	$(13,924)	$—
Amortization of derivatives	1,360	(752)	3,789	(2,449)
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	8,835	—	3,314	—

Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	(7,058)	—	5,197
Gain (loss) on interest rate swaps, net(1)	—	—	$1,410	$—
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
During the nine months ended September 30, 2025 and September 30, 2024, the Company received $2.1 million and $53.7 million, respectively, in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to NCI. Based on enacted tax laws, the Company’s effective tax rate for 2025 is expected to be 15.5% as of September 30, 2025. The Company’s effective tax rate as of September 30, 2024 was 2.2%.
The following table presents the Company’s consolidated income tax benefit (expense) for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Benefit from income taxes	$13,332	$8,834	$20,389	$2,579
The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the change in valuation allowance and the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2025. For the nine months ended September 30, 2025, the total valuation allowance increase was $11.5 million. For federal tax purposes, a valuation allowance increase of $4.3 million has been recorded against federal net operating losses and tax credits where it is not more likely than not that they will be utilized. For state tax purposes, a valuation allowance increase of $7.2 million has been recorded against state net operating loss carryforwards where it is not more likely than not that they will be utilized within the loss carryforward period.
The Company assessed its tax positions for all open tax years as of September 30, 2025 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2024. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2025.
During the second quarter of 2025, the Company entered into a Tax Credit Purchase Agreement (“TCPA”) with a third party related to various solar projects, in which the Company agreed to sell to the third party ITCs generated by these projects in multiple tranches for a purchase price of $0.95 per $1.00 of ITCs, net of fees and expenses. Through September 30, 2025, the Company received payments of $45.8 million in exchange for transferring $48.2 million of ITCs. The Company initially recorded the proceeds to Tax credit transfer liability on the Consolidated Balance Sheets because control of the ITCs had not yet transferred to the third party. Upon the transfer of control of the tax credits during the third quarter of 2025, the Company derecognized the Tax credit transfer liability and recognized $0.5 million in Benefit from income taxes in the Consolidated Statements of Operations and $45.4 million in Noncontrolling interests in the Consolidated Balance Sheets. Refer to Note 2. Significant Accounting Policies and Note 13. Commitments and Contingencies for further details.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, scaling back clean energy tax incentives of the Inflation Reduction Act of 2022. The OBBBA brought back accelerated depreciation for property acquired and placed in service after January 19, 2025. Among the significant changes to the clean energy provisions are those related to the rollback of the Sections 48E and 45Y clean electricity tax credits. The enactment of the OBBBA did not have a material impact to the Company’s Consolidated Financial Statements in the three and nine months ended September 30, 2025. The Company continues to monitor the effects of the OBBBA and will reflect any future impacts in future reporting periods.

Note 13. Commitments and Contingencies
Legal Proceedings
On July 2, 2024, the Company received notice of a lawsuit filed by Petaluma City Schools ("Petaluma") in the Superior Court of the State of California, County of Sonoma against certain subsidiaries of the Company. The lawsuit alleged that the solar panels installed on the rooftop of Petaluma's building caused damages to the rooftop and claimed damages in excess of approximately $2.0 million. Petaluma filed an amended complaint on November 22, 2024, and the Company filed its response denying the claims and asserting affirmative defenses. On September 9, 2025, the Company settled with Petaluma, and as a part of the settlement, the Company transferred ownership of the solar panels to Petaluma, and both the Company and Petaluma released any and all existing claims. No cash was paid or received as a result of the settlement. As a result of the settlement, the Company recognized an immaterial loss on disposition.
On November 15, 2024, two of the Company’s subsidiaries executed a general assignment for the benefit of creditors (the “ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. The Company impaired substantially all of the assets of these subsidiaries in 2024 and recorded related liabilities of $15.4 million, which were presented within Accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2024. In the second quarter of 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain (loss) on liability extinguishment in the second quarter of 2025 within the Consolidated Statements of Operations.
The Company is engaged in an ongoing dispute with a third-party offtaker of one of the Company’s projects as well as the lessor of the property on which the project is located, as the third-party prevented the re-energization of a portion of the project due to certain events. On December 26, 2024, the Company sent a notice of default and demand for payment under the PPA and lease agreement. In January 2025, the third party sent a termination notice with respect to the PPA and lease agreement and offered a settlement amount; the Company did not accept the settlement amount and disputed the third party’s right to terminate. The Company filed a lawsuit in the Superior Court in the State of New Jersey on July 25, 2025. The Company has not accrued any expense related to the dispute as of September 30, 2025 or December 31, 2024.
In October 2025, the Chapter 7 trustee for EVCE sent a letter to the Company seeking information regarding approximately $2.4 million in payments received from EVCE in the year prior to its Bankruptcy Filing. The trustee has not asserted a formal claim or commenced litigation regarding these payments. The Company will provide all the information requested by the trustee. The Company currently does not believe a loss is probable, and as such no accrual has been recorded as of September 30, 2025. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and estimable.
The Company may become involved in other legal proceedings, administrative proceedings, claims, or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of September 30, 2025, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its PPAs, permits, lease agreements, and other project documents as well as many of its loan agreements. As of September 30, 2025, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $217.9 million. As of September 30, 2025, no amounts have been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the loans with maturity dates ranging from October 2025 through December 2032.

Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.3 billion to complete construction of the facilities and the closing of the purchase of membership interests pursuant to all conditions being met under such agreements. In addition, certain procurement contracts contain penalties which require the Company to pay a fixed penalty per watt for any shortfalls in equipment orders placed relative to the minimum order amount. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2025 and 2029. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one- to five-year rolling periods, over the terms of the PPAs. As of September 30, 2025, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Number of RECs
2025-2026	69
2026-2027	66
2027-2028	66
2028-2029	65
2029-2030	65
Thereafter	362
Total	693
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $1.1 billion as of September 30, 2025. These guarantees are effective from September 15, 2029 to September 15, 2033. As of September 30, 2025, the Company is not aware of any events that could trigger a material obligation under these guarantees.
During the second quarter of 2025, the Company entered into a TCPA related to various solar projects in which the Company has provided an unsecured guarantee for any indemnification obligation, which covers potential losses due to breaches of representations or covenants or disallowance or recapture of the transferred ITCs. The indemnity is capped at 120% of the face value of the transferred ITCs and is subject to a priority from recovery, first from a tax credit insurance policy, and then from the Class B Member. The Company’s guarantee remains in effect until the third quarter of 2033. As of September 30, 2025, the maximum amount of this guarantee is $57.9 million. The Company is not aware of any events that could trigger the Company’s obligation under this guarantee.

Leases
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Operating Leases	Finance Leases
2025-2026	$13,075	$18
2026-2027	16,017	8
2027-2028	13,316	—
2028-2029	13,714	—
2029-2030	13,816	—
Thereafter	451,382	—
Total lease payments	521,320	26
Less: Imputed interest	(323,561)	(1)
Present value of lease liabilities	$197,759	$25
Refer to Note 2. Significant Accounting Policies Note 5. Variable Interest Entities, Note 12. Income Taxes and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.

Note 14. Related Parties
Modified Special Unit
Under the Fifth Operating Agreement, the Liquidation Performance Participation Distribution is payable to the Liquidation Performance Unitholder (“LPU Holder”) equal to 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital is defined as the Company's net asset value (“NAV”) immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the Company's shares, or a transaction in which the Company’s members receive shares of a company that is listed on a national securities exchange, the Liquidation Performance Participation Fee would be equal to 20.0% of the amount, if any, by which the Company's listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance Participation Fee would be determined and payable in arrears 30 days after the commencement of trading following such liquidity event, with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 16. Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration agreed to provide certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients are required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement on the Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 was not material.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
GROZ:
Management fees	$73	$73	$218	$218
GDEV I:
Management fees	501	523	1,457	1,694
GDEV II:
Management fees	660	495	1,998	1,653
GREC II:
Management fees	1,137	1,550	3,448	4,386
Performance participation fee	—	—	—	1,088
Administrative fees	$864	$2,232	$1,837	$5,367

Management fees, Performance participation fees, and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
GROZ:
Management fees receivable	$121	$145
GDEV I:
Management fees receivable	(4)	(4)
GDEV II:
Management fees receivable	—	—
GREC II:
Management fees receivable	4,933	1,484
Performance participation fee receivable	—	853
Administrative fee receivable(1)	$3,345	$5,320
(1)Includes amounts owed from GREC II of $1.5 million and $3.1 million related to administrative fees and $1.8 million and $2.2 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in GREC II discussion below) as of September 30, 2025 and December 31, 2024, respectively.
Management fees, Performance participation fees, and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.
GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital of GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the nine months ended September 30, 2025 and 2024.

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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the three and nine months ended September 30, 2025 and 2024.
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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the three and nine months ended September 30, 2025 and 2024.
GREC II
On January 1, 2025, GCM entered into an amended and restated Advisory Agreement with GREC II to decrease the base management fees by 0.25% for all share classes. Effective January 1, 2025, the base management fees under GCM's advisory fee agreement with GREC II are calculated at a monthly rate of 1.00% annually of the aggregate NAV of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule as of September 30, 2025:

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
In June 2025, a subsidiary of the Company paid a property insurance premium of $0.8 million on behalf of a subsidiary of GREC II. The payment was fully reimbursed by GREC II in the third quarter of 2025.

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
The following table presents the RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Redeemable NCI attributable to Tax Equity Investors	$—	$1,851
NCI attributable to Tax Equity Investors	$118,197	$115,186
The following table presents the Net loss attributable to NCI for Tax Equity Investors for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to NCI	$9,915	$(12,103)	$(17,972)	$(48,905)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Nine months ended September 30,
	2025	2024
Contributions from Tax Equity Investors	$83,909	$70,407
Less: Syndication costs	497	8,999
Contributions from Tax Equity Investors, net	$83,412	$61,408

Distributions to Tax Equity Investors	$58,140	$14,764
Less: Distributions paid in the current period	59,838	12,906
Change in distributions payable to noncontrolling interest	$(1,698)	$1,858
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of September 30, 2025 and December 31, 2024, the NCI attributable to GDEV GP was $0.9 million and not material, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and nine months ended September 30, 2025 and 2024 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of September 30, 2025 and December 31, 2024, the NCI attributable to GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and nine months ended September 30, 2025 was $(0.4) million. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and nine months ended September 30, 2024 was not material.

During the three and nine months ended September 30, 2025, the Company bought out the Tax Equity Investors in one and three tax equity financing facilities, respectively, including one and zero Tax Equity Investor presented as redeemable NCI, respectively. During the three and nine months ended September 30, 2024, the Company bought out one Tax Equity Investor in one tax equity financing facility. As of September 30, 2025, the Company has no remaining redeemable NCI.
The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of September 30, 2025 and December 31, 2024, the NCI in GDEV Management Holdings LLC was $1.8 million and nil, respectively. The Company had immaterial and no net income (loss) attributable to NCI at GDEV Management Holdings LLC for the three and nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

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
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and become entitled to priority allocations of profits and increases in value from the Company, and will: (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares are not entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and are not entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of September 30, 2025, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of September 30, 2025 and December 31, 2024.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity and therefore accounts for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of September 30, 2025 and December 31, 2024, and no compensation expense was recognized for the nine months ended September 30, 2025 and 2024.
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
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of September 30, 2025 and December 31, 2024, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was nil and $0.3 million, respectively. The fair value of the contingent consideration related to Participating Earnout Shares was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration was included in Change in fair value of contingent consideration on the Consolidated Statements of Operations.

Common Shares Rollforward
As of September 30, 2025, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of September 30, 2025:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2024	15,879	2,720	6,566	860	124,346	193	44,514	252	3,996	199,326
Shares repurchased during the period	(28)	(8)	(8)	—	(73)	—	(22)	—	—	(139)
Shares transferred during the period	—	—	—	—	24	—	(24)	—	—	—
Other capital activity	—	—	—	—	(11)	—	—	—	—	(11)
Shares outstanding as of March 31, 2025	15,851	2,712	6,558	860	124,286	193	44,468	252	3,996	199,176
Shares repurchased during the period	(53)	—	(2)	—	—	—	—	—	—	(55)
Other capital activity	—	—	—	—	8	—	—	—	—	8
Shares outstanding as of June 30, 2025	15,798	2,712	6,556	860	124,294	193	44,468	252	3,996	199,129
Shares repurchased during the period	(45)	—	(7)	—	(18)	—	(14)	—	—	(84)
Shares transferred during the period	—	—	—	—	6	—	(6)	—	—	—
Other capital activity	—	—	—	—	431	—	—	—	—	431
Shares outstanding as of September 30, 2025	15,753	2,712	6,549	860	124,713	193	44,448	252	3,996	199,476
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

All distributions paid for the nine months ended September 30, 2024 were reported as a return of capital to members for tax reporting purposes.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized is automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable, and awards generally vest over a one- to four-year period. As of September 30, 2025, there were 7.3 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	$3,937	$1,632	$6,693	$6,243
Cash-settled restricted stock units	—	—	(64)	19
Performance restricted stock units	952	690	965	1,536
Director's fees	41	48	125	144
GDEV incentive fees(1)	(118)	(29)	(989)	265
GDEV II incentive fees(1)	660	284	892	2,168
GDEV II special profits interest	—	10	20	34
GDEV Management Holdings LLC member interests	152	—	1,984	—
EO Awards(2)	—	(1,360)	—	2,571
Total	$5,624	$1,275	$9,626	$12,980
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
(2)The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. Unrecognized compensation expense related to restricted share units as of September 30, 2025 was $13.5 million, which the Company expects to recognize over a weighted average period of 1.43 years.
The following table provides a summary of the restricted share unit activity during the nine months ended September 30, 2025:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,099	$7.68
Granted	1,877	$5.13
Vested	(840)	$7.54
Forfeited	(375)	$8.74
Unvested balance as of September 30, 2025	2,761	$5.85
In connection with the service-based restricted share units granted in September 2025, 0.1 million units vested immediately, resulting in $0.7 million of additional share-based compensation expense for the three and nine months ended September 30, 2025.

Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% vested on February 17, 2025 and were settled in April 2025. The awards were considered to be fully vested on the grant date under ASC 718 because the restrictive covenant did not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units were measured at fair value each quarter until settled. There are no unvested cash-settled restricted share units as of September 30, 2025.
Performance Restricted Share Units
In July and September 2025, the Company granted performance restricted share units of up to 0.8 million and 0.2 million, respectively, units of the Company’s Class P-I shares to certain employees. The awards had grant date fair values of approximately $4.0 million and $1.0 million, respectively, calculated based on the Class P-I MSV on the respective grant dates. The performance restricted share units have performance and service vesting conditions in accordance with ASC 718. Shares under these awards will be earned over three years based on projected fiscal year 2027 free cash flow, and shares earned will vest on March 31, 2028. The Company recognizes expense based on the number of performance restricted share units that it expects to vest.
In February 2024, the Company granted performance restricted share units of up to 0.7 million units of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $2.4 million, calculated using a Black-Scholes-Merton model. The performance restricted share units have both market and service vesting conditions under ASC 718. Shares under this award will be earned based on total shareholder return between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $2.4 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
In July 2024, the Company granted performance restricted share units of up to 1.3 million units of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $5.3 million, calculated using a Black-Scholes-Merton model. The performance restricted share units have both market and service vesting conditions under ASC 718. Shares under this award will be earned based on total shareholder return between July 31, 2024 and July 31, 2027. Shares earned will vest on July 18, 2028. The Company will recognize the entire $5.3 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the July 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%

The following table provides a summary of performance restricted share unit activity during the nine months ended September 30, 2025:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,785	$4.08
Granted	985	$5.13
Forfeited	(1,002)	$4.16
Unvested balance as of September 30, 2025	2,768	$4.42
EO Awards
During the year ended December 31, 2024, the Company determined that the performance conditions underlying the EO Awards were improbable of being achieved and that the EO Awards were therefore improbable of vesting and, accordingly, recognized a cumulative reduction in compensation expense of $3.4 million. No compensation expense associated with the EO Awards has been recognized during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, 0.1 million and 0.5 million, respectively, of EO Awards were forfeited.
GDEV I and GDEV II Incentive Units
The GDEV I and GDEV II incentive units are carried interest awards issued by GDEV GP and GDEV GP II to certain employees and nonemployee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II. The Company accounts for the carried interest awards issued to employees in accordance with ASC 710. Holders of carried interest awards receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting is based on the continued service of the participants. The carried interest awards are liability-classified, and compensation expense for the carried interest awards is based on the change in the fair value of the carried interests and the vesting schedule. The compensation expense recognized on the carried interest awards is included in General and administrative expenses in the Consolidated Statements of Operations.
GDEV Management Holdings LLC Membership Interests and Options
On January 1, 2025, an independent contractor of GDEV Management Holdings LLC received 25% of the membership interests in GDEV Management Holdings LLC in exchange for a small amount of cash and future services. The Company accounts for the membership interests issued in exchange for future services as nonemployee equity-classified share-based compensation under ASC 718. 50% of the membership interests were fully vested on the issuance date, 25% will vest on January 1, 2028, and the remaining 25% will vest on October 9, 2030. The independent contractor has the option to acquire an additional 15% of the membership interests in GDEV Management Holdings LLC at a fixed price from GCM if certain thresholds are met prior to October 9, 2030. The Company accounts for these options also as non-employee equity-classified share-based compensation awards under ASC 718. The grant-date fair value of the awards was immaterial, and therefore, no compensation expense was recorded for the nine months ended September 30, 2025.

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic and diluted:
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(41,609)	$(46,372)	$(90,863)	$(65,677)

Weighted average common shares outstanding used in computing net loss per share—basic	199,513	199,486	199,346	199,273
Weighted average common shares outstanding used in computing net loss per share—diluted	199,513	199,486	199,346	199,273

Net income (loss) per share—basic	$(0.21)	$(0.23)	$(0.46)	$(0.33)
Net income (loss) per share—diluted	$(0.21)	$(0.23)	$(0.46)	$(0.33)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 5.5 million shares related to the Company’s share-based compensation awards for the three and nine months ended September 30, 2025 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive. The effect of 5.2 million shares related to the Company’s share-based compensation awards for the three and nine months ended September 30, 2024 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

Note 19. Segment Reporting
We operate in two reportable operating segments: IPP and IM, and publicly report our financial results on these two segments. The Company determines the operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its CEO. The Company’s operating segments are aggregated into two reportable operating segments as described below:
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
The following table presents the Company’s revenue by reportable operating segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Energy revenue	$50,473	$48,396	$144,553	$143,271
Other revenue	1,706	2,083	3,297	4,778
Contract amortization, net	$(5,173)	$(3,355)	(5,319)	(9,430)
Total IPP revenue	$47,006	$47,124	$142,531	$138,619

Investment Management revenue	$3,240	$4,878	$8,786	$14,386
Total net revenue	$50,246	$52,002	$151,317	$153,005

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
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	Three months ended September 30, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$47,006	$3,240	$—	$50,246

Operating expenses
Direct operating costs(1) (2)	$20,196	$2,795	$—	$22,991
General and administrative(3)	2,481	970	12,111	15,562
Change in fair value of contingent consideration	—	—	—	—
Depreciation, amortization and accretion	19,812	1,131	—	20,943
(Gain) loss on asset disposition	1,473	—	—	1,473
Impairment of long-lived assets, net and project termination costs	14,160	—	—	14,160
Total segment operating expense	$58,122	$4,896	$12,111	$75,129
Total segment operating income (loss)	$(11,116)	$(1,656)	$(12,111)	$(24,883)

Interest income (expense), net				$(15,484)
Change in fair value of investments, net				(5,072)
Gain (loss) on liability extinguishment				—
Other income (expense), net				212

Income (loss) before income taxes				$(45,227)

	Three months ended September 30, 2024
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$47,124	$4,878	$—	$52,002

Operating expenses
Direct operating costs(1) (2)	$37,568	$3,509	$—	$41,077
General and administrative(3)	3,360	2,316	12,361	18,037
Change in fair value of contingent consideration	—	—	(4,690)	(4,690)
Depreciation, amortization and accretion	18,362	2,387	—	20,749
Impairment of long-lived assets, net and project termination costs	26,380	—	—	26,380
Total segment operating expense	$85,670	$8,212	$7,671	$101,553
Total segment operating income (loss)	$(38,546)	$(3,334)	$(7,671)	$(49,551)

Interest income (expense), net				$(21,134)
Change in fair value of investments, net				2,822
Other income (expense), net				630

Income (loss) before income taxes				$(67,233)

	Nine months ended September 30, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$142,531	$8,786	$—	$151,317

Operating expenses
Direct operating costs(1) (2)	$60,335	$10,736	$—	$71,071
General and administrative(3)	9,465	3,462	30,023	42,950
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	58,261	3,189	—	61,450
(Gain) loss on asset disposition	15,287	—	—	15,287
Impairment of long-lived assets, net and project termination costs	32,805	—	—	32,805
Total segment operating expense	$176,153	$17,387	$29,723	$223,263
Total segment operating income (loss)	$(33,622)	$(8,601)	$(29,723)	$(71,946)

Interest income (expense), net				$(77,950)
Change in fair value of investments, net				(4,734)
Income (loss) from sale-leaseback transfer of tax benefits				10,188
Gain (loss) on liability extinguishment				15,417
Other income (expense), net				434

Income (loss) before income taxes				$(128,591)

	Nine months ended September 30, 2024
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$138,619	$14,386	$—	$153,005

Operating expenses
Direct operating costs(1) (2)	$80,692	$11,438	$—	$92,130
General and administrative(3)	12,642	6,686	39,994	59,322
Change in fair value of contingent consideration	—	—	(3,764)	(3,764)
Depreciation, amortization and accretion	54,517	7,168	—	61,685
(Gain) loss on deconsolidation, net	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	32,710	—	—	32,710
Total segment operating expense	$174,839	$25,292	$36,230	$236,361
Total segment operating income (loss)	$(36,220)	$(10,906)	$(36,230)	$(83,356)

Interest income (expense), net				$(35,158)
Change in fair value of investments, net				656
Other income (expense), net				628

Income (loss) before income taxes				$(117,230)
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
On October 7, 2025, the Company announced and implemented a restructuring plan (the “October 2025 RIF”), aimed at reducing costs and improving operational efficiency in response to changing conditions. The restructuring plan primarily included workforce reductions of approximately 15% of the Company’s full-time employees. The Company currently estimates that it will incur charges of approximately $0.7 million in connection with the restructuring plan, primarily for severance and termination benefits. The Company expects that the majority of the charges will be incurred in the fourth quarter of 2025.
During the third quarter of 2025, one of the operating solar facilities experienced a fire that caused significant damage to the project. The Company received insurance proceeds of $1.2 million in October 2025 related to this fire. Refer to Note 8. Property, Plant and Equipment for further details.
On October 29, 2025, the Company entered into an amendment to its existing Conic Manager LLC term loan agreement, pursuant to which the maturity date of the loan was extended from August 8, 2026 to October 31, 2027. Refer to Note 10. Debt for further details.
On October 31, 2025, a subsidiary of the Company, Gemstone 2025 Manager LLC (“Gemstone”), entered into a new financing agreement for a term loan and drew proceeds of $52.5 million. These proceeds, together with $7.9 million of Company cash, were used to fully repay $59.4 million of outstanding principal and interest under the Midway III Manager LLC, ECA Finco I LLC, and Turquoise Manager LLC loan agreements, plus lender and third party fees. The new loan matures on February 25, 2028, and bears interest at SOFR plus 2.25%.
On November 7, 2025, the Company entered into an amendment to its existing GREC Warehouse Holdings I LLC revolving credit facility, pursuant to which the maturity date of the credit facility was extended from August 11, 2026 to March 30, 2027. Refer to Note 10. Debt for further details.
On November 12, 2025, the Company entered into an amendment to its existing GB Solar TE 2020 Manager LLC term loan agreement, pursuant to which the maturity date of the loan was extended from October 30, 2026 to December 31, 2027. The Company was required to pay $2.9 million as per the terms of the amendment. Refer to Note 10. Debt for further details.
In October 2025, the Chapter 7 trustee for EVCE sent a letter to the Company seeking information regarding approximately $2.4 million in payments received from EVCE in the year prior to its Bankruptcy Filing. Refer to Note 13. Commitments and Contingencies for further details.

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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of September 30, 2025, the Company’s fleet comprised 334 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. As of September 30, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
For a detailed description of our IPP and IM segments, see Part I — Item 1 — Business — Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Current Market Environment
One Big Beautiful Bill Act of 2025
On July 4, 2025, the OBBBA was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects. Among other changes, the OBBBA accelerates the phase-out of the Clean Electricity Investment Tax Credit (“Section 48E”) and the Clean Energy Production Tax Credit (“Section 45Y”) for clean electricity projects. Previously under the IRA, Section 48E and 45Y credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the new provisions, these credits will no longer be available for facilities placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible.

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

On July 7, 2025, the President issued Executive Order 14315, directing the U.S. Department of the Treasury to issue modified guidance regarding the “beginning of construction” requirements applicable to renewable energy projects qualifying for the Section 45Y and Section 48E under the OBBBA. On August 15, 2025, the Treasury Department released Notice 2025-42, which modifies the rules for determining when construction begins for purposes of qualifying for the Section 45Y and Section 48E credits. The guidance eliminates the longstanding 5 percent safe harbor for solar projects larger than 1.5 megawatts (AC) and for all wind projects, effective for projects that begin construction on or after September 2, 2025. Projects that began construction prior to that date continue to be governed by prior IRS guidance. The 5 percent safe harbor remains available for solar facilities of 1.5 MW or smaller.
Under the new rules, the physical work test is now the sole method for establishing that construction has begun for affected solar projects larger than 1.5 MW and for all wind projects. The test requires that “physical work of a significant nature” be performed, without regard to cost, and may include certain on-site and off-site activities but excludes preliminary activities such as planning, permitting, and financing. The guidance retains a four-year continuity safe harbor, under which a project will be deemed to satisfy continuous construction requirements if it is placed in service within four calendar years after the year in which construction began, subject to exceptions for excusable delays such as permitting, interconnection, supply-chain, or force-majeure disruptions.
Executive Order 14315 also directed the Treasury Department to implement FEOC restrictions contained in the OBBBA, with related guidance expected in subsequent rulemaking. The Company is evaluating the potential impact of Notice 2025-42 and the FEOC implementation guidance on its development pipeline and eligibility for federal clean-energy tax credits.

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
Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have generally benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, recent legislative and regulatory developments, including the enactment of the OBBBA and related executive actions, have introduced new limitations and uncertainties regarding the availability and structure of certain clean energy tax credits. We will continue to assess any further developments for potential impacts in future periods.
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

Results of Operations
Three months ended September 30, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$50,473	$48,396	$2,077	4.3%
Investment Management revenue	3,240	4,878	(1,638)	(33.6)%
Other revenue	1,706	2,083	(377)	(18.1)%
Contract amortization, net	(5,173)	(3,355)	(1,818)	(54.2)%
Total net revenue	$50,246	$52,002	$(1,756)	(3.4)%

Operating expenses
Direct operating costs	22,991	41,077	(18,086)	(44.0)%
General and administrative	15,562	18,037	(2,475)	(13.7)%
Change in fair value of contingent consideration	—	(4,690)	4,690	(100.0)%
Depreciation, amortization and accretion	20,943	20,749	194	0.9%
(Gain) loss on asset disposition	1,473	—	1,473	N/A
Impairment of long-lived assets, net and termination costs	14,160	26,380	(12,220)	(46.3)%
Total operating expenses	75,129	101,553	(26,424)	(26.0)%

Operating income (loss)	(24,883)	(49,551)	24,668	49.8%

Interest income (expense), net	(15,484)	(21,134)	5,650	(26.7)%
Change in fair value of investments, net	(5,072)	2,822	(7,894)	279.7%
Other income (expense), net	212	630	(418)	(66.3)%

Income (loss) before income taxes	(45,227)	(67,233)	22,006	32.7%
Benefit from income taxes	13,332	8,834	4,498	50.9%
Net income (loss)	$(31,895)	$(58,399)	$26,504	45.4%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9,714	(12,027)	21,741	180.8%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(41,609)	$(46,372)	$4,763	10.3%

The following table presents the Company’s results of operations for each segment for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$50,473	$—	$—	$50,473	$48,396	$—	$—	$48,396
Investment Management revenue	—	3,240	—	3,240	—	4,878	—	4,878
Other revenue	1,706	—	—	1,706	2,083	—	—	2,083
Operating revenue	$52,179	$3,240	$—	$55,419	$50,479	$4,878	$—	$55,357
Contract amortization, net	(5,173)	—	—	(5,173)	(3,355)	—	—	(3,355)
Total net revenue	$47,006	$3,240	$—	$50,246	$47,124	$4,878	$—	$52,002

Operating expenses
Direct operating costs	$20,196	$2,795	$—	$22,991	$37,568	$3,509	$—	$41,077
General and administrative	2,481	970	12,111	15,562	3,360	2,316	12,361	18,037
Change in fair value of contingent consideration	—	—	—	—	—	—	(4,690)	(4,690)
Depreciation, amortization and accretion	19,812	1,131	—	20,943	18,362	2,387	—	20,749
(Gain) loss on asset disposition	1,473	—	—	1,473	—	—	—	—
Impairment of long-lived assets, net and project termination costs	14,160	—	—	14,160	26,380	—	—	26,380
Total operating expenses	$58,122	$4,896	$12,111	$75,129	$85,670	$8,212	$7,671	$101,553

Operating income (loss)	$(11,116)	$(1,656)	$(12,111)	$(24,883)	$(38,546)	$(3,334)	$(7,671)	$(49,551)
Operating income (loss) margin(1)	(24)%	(51)%	N/A	(50)%	(82)%	(68)%	N/A	(95)%

Segment adjusted EBITDA(2)	$30,509	$(186)	$(5,136)	$25,187	$9,580	$(682)	$(6,838)	$2,060
Segment adjusted EBITDA margin(3)	58%	(6)%	N/A	45%	19%	(14)%	N/A	4%
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

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$30,509	$9,580
IM Adjusted EBITDA	(186)	(682)
Total Segment Adjusted EBITDA	$30,323	$8,898

Reconciliation:
Total Segment Adjusted EBITDA	$30,323	$8,898
Unallocated corporate expenses	(5,136)	(6,838)
Total Adjusted EBITDA	$25,187	$2,060

Less:
Share-based compensation expense	5,624	1,275
Change in fair value of contingent consideration	—	(4,690)
(Gain) loss on asset disposition	1,473	—
Impairment of long-lived assets, net and termination costs	14,160	26,380
Depreciation, amortization and accretion(1)	26,263	24,353
Non-recurring professional services and legal fees	1,882	3,036
Non-recurring salaries and personnel related expenses(3)	694	1,257
Operating income (loss)	$(24,909)	$(49,551)

Interest income (expense), net	(15,484)	(21,134)
Change in fair value of investments, net	(5,072)	2,822
Gain (loss) on liability extinguishment	—	—
Other (income) expense, net(2)	238	630
Income (loss) before income taxes	$(45,227)	$(67,233)

Benefit from income taxes	13,332	8,834
Net income (loss)	$(31,895)	$(58,399)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9,714	(12,027)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(41,609)	$(46,372)
(1)Includes contract amortization, net in the amount of $5.2 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Includes (gains) losses on certain lease terminations.
(3)Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.
Refer to Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $50.5 million for the three months ended September 30, 2025, an increase of $2.1 million, or 4.3%, compared to the same period for 2024. The increase was primarily driven by an increase in REC revenue partially offset by a decrease in PPA revenue. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $28.3 million of PPA Energy revenue, a decrease of $0.3 million, or 1.2%, and the Company’s operating wind fleet generated $12.4 million of PPA Energy revenue, a decrease of $0.3 million, or 2.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to the sale of certain projects owned by GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures for more information. This was more than offset by an increase in REC and other incentive revenue of $2.0 million and other energy revenue of $0.7 million compared to the same period for 2024.
The Company’s operating solar fleet includes 277 operating assets comprising 1,188 Megawatts (“MW”) of capacity as of September 30, 2025, a decrease of 59 operating assets and 20 MW of capacity compared to the same period for 2024. Total production was 0.5 million Megawatt Hours (“MWh”) for the three months ended September 30, 2025, a decrease of 7.2 thousand MWh or 1.5% compared to the same period in 2024. The decrease in number of operating assets compared to the same period in 2024 was primarily due to the sale of certain projects owned by GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025, which was partially offset by additional assets being placed into operation during and subsequent to the three months ended September 30, 2024.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of September 30, 2025, a decrease of 2 operating assets and 17 MW of capacity compared to the same period in 2024. Total production was 0.2 million MWh for the three months ended September 30, 2025, a decrease of 13.5 thousand MWh or 5.6% compared to the to the same period in 2024. The decrease in production was primarily attributable to less favorable wind resource conditions during the period.
The table below provides summary statistics on the IPP fleet for the three months ended September 30, 2025 and 2024:

Portfolio Metrics	September 30, 2025	September 30, 2024	Change	Change as %
Power production capacity of operating fleet at end of period (MW)	1,573	1,610	(37)	(2)%
Power-generating capacity of pre-operational fleet at end of period (MW)	1,364	1,618	(254)	(16)%
Total power-generating capacity of fleet at end of period (MW)	2,937	3,228	(291)	(9)%
Total number of fleet assets at end of period	334	425	(91)	(21)%
The Company produced approximately 0.7 million MWh of total power during the three months ended September 30, 2025, marking a year-over-year decrease of 3% primarily due to the sale of certain projects owned by GREC Entity Holdco and another subsidiary in the second quarter of 2025 as well as less favorable availability of wind resources.
The following table presents the Company’s operating fleet production by asset type for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
MWh by Technology	2025	2024	% Change
Solar	464,509	471,684	(2)%
Wind	228,003	241,533	(6)%
Total	692,512	713,217	(3)%
Other revenue - IPP
Other revenue from the IPP segment was $1.7 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 18.1%, compared to the same period in 2024. The decrease in Other revenue within the period is primarily driven by a reduction in interest income from notes receivable, as the Company ceased accruing interest on a past-due note in 2025.

Contract amortization, net - IPP
Contract amortization, net from the IPP segment was $5.2 million for the three months ended September 30, 2025, an increase of $1.8 million, or 54.2%, compared to the same period in 2024. The increase in Contract amortization, net is primarily driven by additional assets being placed into service during 2025.
Direct operating costs - IPP

	Three months ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$7,831	$24,762	$(16,931)	(68.4)%
Property taxes, insurance and site lease	8,482	9,698	(1,216)	(12.5)%
Salaries and benefits, professional fees and other	3,883	3,108	775	24.9%
Direct operating costs - IPP	$20,196	$37,568	$(17,372)	(46.2)%
Direct operating costs from the IPP segment were $20.2 million for the three months ended September 30, 2025, a decrease of $17.4 million, or 46.2%, compared to the same period for 2024. The decrease in Direct operating costs in the quarter ended September 30, 2025 is primarily due to a third party vendor settlement agreement in the third quarter of 2024, that resulted in a forfeiture of advance deposits of approximately $16.0 million due to the termination of the then existing purchase contract.
General and administrative
General and administrative expense from the IPP segment was $2.5 million for the three months ended September 30, 2025, a decrease of $0.9 million, or 26.2%, compared to the same period for 2024. The decrease in General and administrative expense is primarily related to the decrease in salary and compensation primarily due to the reduced headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $19.8 million for the three months ended September 30, 2025, an increase of $1.5 million, or 7.9%, compared to the same period for 2024. The increase in Depreciation, amortization and accretion expense within the period primarily related to additional assets becoming operational subsequent to September 30, 2024.
(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a loss of 1.5 million for the three months ended September 30, 2025. The increase in (Gain) loss on asset disposition in the quarter ended September 30, 2025 is primarily due to a $1.7 million loss on disposition recognized related to the sale of assets of two subsidiaries in the third quarter of 2025. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures for more information.
Impairment of long-lived assets, net and termination costs
Impairment of long-lived assets, net and termination costs expense from the IPP segment was $14.2 million for the three months ended September 30, 2025, a decrease of $12.2 million, or 46.3%, compared to the same period for 2024. In the third quarter of 2025, the Company recognized impairment losses of $8.4 million, primarily related to the termination of a development-stage solar project. In addition, the Company incurred and paid $5.8 million in termination charges in association with the termination of certain offtake contracts. In the third quarter of 2024, the Company recognized impairment of $12.7 million, primarily related to two development-stage projects due to the termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of September 30, 2024. Additionally in the third quarter of 2024, the Company accrued for $13.6 million for termination charges that were due to the offtaker under the terms of PPA contract.
Investment Management
Revenue
Revenue from the IM segment was $3.2 million for the three months ended September 30, 2025, a decrease of $1.6 million or 33.6%, compared to the same period for 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in the base management rate and a cap on administrative fees for services GCM provides to GREC II. Part I — Item 1 — Note 14. Related Parties for more information.

Direct operating costs – IM
Direct operating costs from the IM segment were $2.8 million for the three months ended September 30, 2025, a decrease of $0.7 million, or 20.3%, compared to the same period for 2024. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment. Direct operating costs for the IM segment primarily consist of expenses related to marketing, investor relations, and legal costs associated with the IM segment.
General and administrative – IM
General and administrative expense from the IM segment was $1.0 million for the three months ended September 30, 2025, a decrease of $1.3 million, or 58.1%, compared to the same period for 2024. The decrease in General and administrative expense primarily related to a decrease in administrative, salary, and other compensation related expenses for the IM segment primarily due to lower headcount. These expenses represent the indirect costs allocable to the IM segment and salary and compensation related expenses, professional service fees, and other costs associated with the Company’s overhead functions supporting third-party funds.
Corporate
General and administrative
General and administrative expense for Corporate was $12.1 million for the three months ended September 30, 2025, a decrease of $0.3 million, or 2.0%, compared to the same period for 2024. The decrease in General and administrative expense primarily related to a decrease in salary and related compensation driven by lower headcount.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for Corporate was nil during the three months ended September 30, 2025, compared to a loss of $4.7 million recorded in the same period in 2024. The contingent consideration liability was reduced to zero during the second quarter of September 30, 2025 as the Company concluded that the applicable Earnout Shares were unlikely to become participating.
Non-operating income and expense
Interest income (expense), net
Interest income (expense), net was $15.5 million of expense for the three months ended September 30, 2025, compared to $21.1 million of expense for the same period for 2024. The change is primarily driven by a decrease in the fair value of the Company’s interest rate swaps during the three months ended September 30, 2024, as compared to a de minimis change in the fair value of the swaps during the three months ended September 30, 2025.
Change in fair value of investments, net was a loss of $5.1 million for the three months ended September 30, 2025, compared to a gain of $2.8 million for the same period for 2024. The loss for the three months ended September 30, 2025 was attributable to a decrease in the fair value of the Company’s investments in Aurora Solar and GDEV OYA Lender, primarily due to an increase in discount rate and termination of certain development projects, respectively. Refer to Part I — Item 1 – Note 6. Fair Value Measurements and Investments for more information.
Benefit from income taxes
Benefit from income taxes was $13.3 million of expense for the three months ended September 30, 2025, compared to $8.8 million for the same period in 2024. The primary driver of the increase is a large reduction in the noncontrolling interest permanent adjustment during the three months ended September 30, 2025.
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was $9.7 million for the three months ended September 30, 2025, compared to ($12.0 million) for the same period in 2024. The increase is primarily related the transfer 2024 investment tax credits generated by projects within a tax equity partnership during the three months ended September 30, 2025.

Results of Operations
Nine months ended September 30, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$144,553	$143,271	$1,282	0.9%
Investment Management revenue	8,786	14,386	(5,600)	(38.9)%
Other revenue	3,297	4,778	(1,481)	(31.0)%
Contract amortization, net	(5,319)	(9,430)	4,111	(43.6)%
Total net revenue	$151,317	$153,005	$(1,688)	(1.1)%

Operating expenses
Direct operating costs	71,071	92,130	(21,059)	(22.9)%
General and administrative	42,950	59,322	(16,372)	(27.6)%
Change in fair value of contingent consideration	(300)	(3,764)	3,464	(92.0)%
Depreciation, amortization and accretion	61,450	61,685	(235)	(0.4)%
(Gain) loss on asset disposition	15,287	—	15,287	NM
(Gain) loss on deconsolidation, net	—	(5,722)	5,722	(100.0)%
Impairment of long-lived assets, net and termination costs	32,805	32,710	95	0.3%
Total operating expenses	223,263	236,361	(13,098)	(5.5)%

Operating income (loss)	(71,946)	(83,356)	11,410	13.7%

Interest income (expense), net	(77,950)	(35,158)	(42,792)	(121.7)%
Change in fair value of investments, net	(4,734)	656	(5,390)	821.6%
Income (loss) from sale-leaseback transfer of tax benefits	10,188	—	10,188	N/A
Gain (loss) on liability extinguishment	15,417	—	15,417	N/A
Other income (expense), net	434	628	(194)	NM

Income (loss) before income taxes	(128,591)	(117,230)	(11,361)	(9.7)%
Benefit from income taxes	20,389	2,579	17,810	(690.6)%
Net income (loss)	$(108,202)	$(114,651)	$6,449	5.6%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(17,339)	(48,974)	31,635	64.6%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(90,863)	$(65,677)	$(25,186)	(38.3)%

The following table presents a discussion of the Company’s results of operations for each segment for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$144,553	$—	$—	$144,553	$143,271	$—	$—	$143,271
Investment Management revenue	—	8,786	—	8,786	—	14,386	—	14,386
Other revenue	3,297	—	—	3,297	4,778	—	—	4,778
Operating revenue	$147,850	$8,786	$—	$156,636	$148,049	$14,386	$—	$162,435
Contract amortization, net	(5,319)	—	—	(5,319)	(9,430)	—	—	(9,430)
Total net revenue	$142,531	$8,786	$—	$151,317	$138,619	$14,386	$—	$153,005

Operating expenses
Direct operating costs	$60,335	$10,736	$—	$71,071	$80,692	$11,438	$—	$92,130
General and administrative	9,465	3,462	30,023	42,950	12,642	6,686	39,994	59,322
Change in fair value of contingent consideration	—	—	(300)	(300)	—	—	(3,764)	(3,764)
Depreciation, amortization and accretion	58,261	3,189	—	61,450	54,517	7,168	—	61,685
(Gain) loss on asset disposition	15,287	—	—	15,287	—	—	—	—
(Gain) loss on deconsolidation, net	—	—	—	—	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	32,805	—	—	32,805	32,710	—	—	32,710
Total operating expenses	$176,153	$17,387	$29,723	$223,263	$174,839	$25,292	$36,230	$236,361

Operating income (loss)	$(33,622)	$(8,601)	$(29,723)	$(71,946)	$(36,220)	$(10,906)	$(36,230)	$(83,356)
Operating income (loss) margin(1)	(24)%	(98)%	N/A	(48)%	(26)%	(76)%	N/A	(54)%

Segment adjusted EBITDA(2)	$79,115	$(2,244)	$(15,665)	$61,206	$54,665	$(982)	$(20,336)	$33,347
Segment adjusted EBITDA margin(3)	54%	(26)%	N/A	39%	37%	(7)%	N/A	21%
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

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Nine months ended September 30,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$79,115	$54,665
IM Adjusted EBITDA	(2,244)	(982)
Total Segment Adjusted EBITDA	$76,871	$53,683

Reconciliation:
Total Segment Adjusted EBITDA	$76,871	$53,683
Unallocated corporate expenses	(15,665)	(20,336)
Total Adjusted EBITDA	$61,206	$33,347

Less:
Share-based compensation expense	9,626	12,980
Change in fair value of contingent consideration	(300)	(3,764)
(Gain) loss on deconsolidation, net	—	(5,722)
(Gain) loss on asset disposition	15,287	—
Impairment of long-lived assets, net and termination costs	32,805	32,710
Depreciation, amortization and accretion(1)	67,118	71,746
Non-recurring professional services and legal fees	4,657	7,094
Non-recurring salaries and personnel related expenses(3)	4,557	1,659
Operating income (loss)	$(72,544)	$(83,356)

Interest income (expense), net	(77,950)	(35,158)
Change in fair value of investments, net	(4,734)	656
Income from sale-leaseback transfer of tax benefits	10,188	—
Gain (loss) on liability extinguishment	15,417	—
Other (income) expense, net(2)	1,032	628
Income (loss) before income taxes	$(128,591)	$(117,230)

Benefit from income taxes	20,389	2,579
Net income (loss)	$(108,202)	$(114,651)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(17,339)	(48,974)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(90,863)	$(65,677)
(1)Includes contract amortization, net in the amount of $5.3 million and $9.4 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Includes (gains) losses on certain lease terminations.
(3)Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.

Refer to Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $144.6 million for the nine months ended September 30, 2025, an increase of $1.3 million, or 0.9%, compared to the same period for 2024. The increase was primarily driven by an increase in PPA revenue generated by our operating renewable energy projects, mostly offset by a decrease in REC revenue. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $73.6 million of Energy revenue from PPAs, an increase of $1.9 million, or 2.6%, and the Company’s operating wind fleet generated $50.3 million of Energy revenue from PPAs, an increase of $3.0 million, or 6.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in PPA revenue was primarily driven by additional assets being placed into operation (see statistics included herein), better availability of solar and wind resources, and increased production from the Company’s three completed and fully operational wind repower projects. This increase in PPA revenue was more than offset by the impact of the sale of certain projects of GREC Entity Holdco and another consolidated subsidiary, a decrease in REC and other incentive revenue of $2.4 million compared to the nine months ended September 30, 2024, and a decrease in biomass revenue of $1.5 million due to the absence of biomass production contributed by the Company’s subsidiary, EVCE, in the nine months ended September 30, 2025, which filed for bankruptcy in April 2024.
The Company’s operating solar fleet includes 277 operating assets comprising 1,188 MW of capacity as of September 30, 2025, a decrease of 59 operating assets and 20 MW of capacity compared to September 30, 2024. Total production was 1.3 million MWh for the nine months ended September 30, 2025, an increase of 34.3 thousand MWh or 2.8% compared to the same period for 2024. The increase in production was primarily due to additional assets being placed into operation during and subsequent to September 30, 2024, partially offset by the sale of certain assets of GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of September 30, 2025, a decrease of 2 operating assets and 17 MW of capacity compared to September 30, 2024. Total production was 0.9 million MWh for the nine months ended September 30, 2025, an increase of 19.9 thousand MWh or 2.2% compared to the prior year period. The increase in production was partly due to the Company’s three completed and fully operational wind repower projects as well as overall better availability of wind resources.
The table below provides summary statistics on the IPP fleet for the nine months ended September 30, 2025 and 2024:

Portfolio Metrics	September 30, 2025	September 30, 2024	Change	Change as %
Power production capacity of operating fleet at end of period (MW)	1,573	1,610	(37)	(2)%
Power-generating capacity of pre-operational fleet at end of period (MW)	1,364	1,618	(254)	(16)%
Total power-generating capacity of fleet at end of period (MW)	2,937	3,228	(291)	(9)%
Total number of fleet assets at end of period	334	425	(91)	(21)%
The Company produced approximately 2.2 million MWh of total power during the nine months ended September 30, 2025, marking a year-over-year increase of 2% primarily driven by additional solar assets being placed into operation as well as due to increased production partly driven by the Company’s three completed fully operational wind repower projects and overall better availability of solar and wind resources during the nine months ended September 30, 2025. This increase was partially offset by the absence of the biomass production contributed by EVCE which filed for bankruptcy in April 2024, and the sale of certain assets of GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025.

The following table presents the Company’s operating fleet production by asset type for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
MWh by Technology	2025	2024	% Change
Solar	1,272,079	1,237,816	3%
Wind	923,527	903,588	2%
Biomass	—	12,938	(100)%
Total	2,195,606	2,154,342	2%
Other revenue - IPP
Other revenue from the IPP segment was $3.3 million for the nine months ended September 30, 2025, a decrease of $1.5 million, or 31.0%, compared to the same period in 2024. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable, as the Company ceased accruing interest on a past-due note in 2025.
Contract amortization, net - IPP
The Company recognized an expense of $5.3 million in Contract amortization, net from the IPP segment during the nine months ended September 30, 2025, a decrease of $4.1 million, or 43.6%, compared to the same period in 2024. This change in Contract amortization, net is primarily due to the derecognition of two out-of-market contracts due to the termination of the related PPAs, offset by the impact of additional assets placed in service during 2025.
Direct operating costs - IPP

	Nine months ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$23,337	$47,076	$(23,739)	(50.4)%
Property taxes, insurance and site lease	25,566	24,074	1,492	6.2%
Salaries and benefits, professional fees and other	11,432	9,542	1,890	19.8%
Direct operating costs - IPP	$60,335	$80,692	$(20,357)	(25.2)%
Direct operating costs from the IPP segment were $60.3 million for the nine months ended September 30, 2025, a decrease of $20.4 million, or 25.2%, compared to the same period in 2024. The decrease in Direct operating costs is primarily due to fees related to the termination of certain supply contracts in the amount of $18.4 million incurred in the nine months ended September 30, 2024. Additionally, the Company had an overall reduction in corrective maintenance expenses and reduced transportation expenses related to EVCE, which filed for bankruptcy in April 2024. This was partially offset by an increase in lease expense associated with the acquisition of the Cider assets in the second quarter of 2024, as well as higher property taxes and insurance.
General and administrative
General and administrative expense for the IPP segment was $9.5 million for the nine months ended September 30, 2025, a decrease of $3.2 million, or 25.1%, compared to the same period in 2024. The decrease in General and administrative expense is primarily related to an overall decrease in salary and compensation expense due to the lower headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $58.3 million for the nine months ended September 30, 2025, an increase of $3.7 million, or 6.9%, compared to the same period in 2024. The increase was primarily related to additional assets being placed in operation subsequent to the nine months ended September 30, 2024.
(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a loss of $15.3 million for the nine months ended September 30, 2025. The increase in (Gain) loss on asset disposition in the year ended September 30, 2025 is primarily due to a $13.4 million loss on disposition recognized related to the sale of assets of GREC Entity Holdco and another subsidiary in the second quarter of 2025.

(Gain) loss on deconsolidation, net
(Gain) loss on deconsolidation, net from the IPP segment was $(5.7) million for the nine months ended September 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the second quarter of 2024. As a result of the Bankruptcy Filing, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IPP segment was $32.8 million for the nine months ended September 30, 2025, an increase of $0.1 million compared to the same period in 2024. During the nine months ended September 30, 2025, the Company recognized impairment losses of $26.0 million associated with two operational wind projects and nine development-stage solar projects because the Company determined that the carrying value of the related long-lived assets were no longer recoverable. Additionally, the Company paid $6.8 million in termination fees related to the termination of certain offtake contracts. During the nine months ended September 30, 2024, the Company recognized impairment on various development-stage solar projects of $19.1 million. Additionally, in the third quarter of 2024, the Company recognized $13.6 million in termination charges related to the termination of certain PPAs; these charges were not ultimately paid and were extinguished in the quarter ended June 30, 2025.
Investment Management
Revenue
Revenue from the IM segment was $8.8 million for the nine months ended September 30, 2025, a decrease of $5.6 million or 38.9%, compared to the same period in 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in the base management fee rate and a new cap on the administrative fee for services GCM provides to GREC II. Refer to Part I — Item 1 — Note 14. Related Parties for more information.
Direct operating costs – IM
Direct operating costs from the IM segment were $10.7 million for the nine months ended September 30, 2025, a decrease of $0.7 million, or 6.1%, compared to the same period in 2024. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment. Direct operating costs for the IM segment primarily consist of expenses related to marketing, investor relations, and legal costs associated with the IM segment.
General and administrative – IM
General and administrative expense for the IM segment was $3.5 million for the nine months ended September 30, 2025, a decrease of $3.2 million or 48.2%, compared to the same period in 2024. The decrease in General and administrative expense was primarily driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount as well as a decrease in share-based compensation expense associated with GDEV II incentive fees.
Corporate
General and administrative
General and administrative expense for Corporate was $30.0 million for the nine months ended September 30, 2025, a decrease of $10.0 million, or 24.9%, compared to the same period in 2024. The decrease in General and administrative expense primarily related to a decrease in salary and related compensation driven by lower headcount as well as due to lower total stock compensation expense for RSUs and PRSUs.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for Corporate was a gain of $0.3 million during the nine months ended September 30, 2025, compared to a loss of $3.8 million recorded in the same period in 2024. The contingent consideration liability was reduced to zero during the second quarter of September 30, 2025 as the Company concluded that the applicable Earnout Shares were unlikely to become participating.

Non-operating income and expense
Interest income (expense), net
Interest income (expense), net was $78.0 million of expense for the nine months ended September 30, 2025, compared to $35.2 million of expense for the same period in 2024. The increase in expense is primarily driven by unfavorable changes in the fair value of the interest rate swaps recorded directly through earnings that were previously recorded through Other comprehensive income, due to the dedesignation of our interest rate swaps in the fourth quarter of 2024. This was partially offset by an increase in swap amortization, which reduces interest expense, related to the dedesignated interest rate swaps during the nine months ended September 30, 2024. Refer to Part I — Item 1 – Note 10. Debt and Note 11. Derivative Instruments.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $4.7 million for the nine months ended September 30, 2025, compared to a gain of $0.7 million in the same period in 2024. The loss in the current year period was primarily related to a decrease in the fair value of the Company’s investments in Aurora Solar and GDEV OYA Lender due to an increase in discount rate and termination of certain development projects, respectively. Refer to Part I — Item 1 – Note 6. Fair Value Measurements and Investments for more information.
Income (loss) from sale-leaseback transfer of tax benefits
The Company recorded Income (loss) from sale-leaseback transfer of tax benefits of $10.2 million for the nine months ended September 30, 2025. The income is primarily driven by the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings. The Company will continue to recognize deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. There was no such income recorded in the prior year period. Refer to Part I — Item 1 – Note 10. Debt for more information.
Gain (loss) on liability extinguishment
The Company recorded a gain of $15.4 million for the nine months ended September 30, 2025 in Gain (loss) on liability extinguishment. Certain of the Company’s subsidiaries executed a general assignment for the benefit of creditors (“ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. As a result, the Company had impaired substantially all the assets of these subsidiaries in 2024 and simultaneously recorded a liability for damages due to the offtaker. As of September 30, 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain (loss) on liability extinguishment within the Consolidated Statements of Operations
Benefit from income taxes
Benefit from income taxes was a benefit of $20.4 million for the nine months ended September 30, 2025, compared to $2.6 million for the same period in 2024, primarily driven by a decrease in NCI.
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was a loss of $17.3 million for the nine months ended September 30, 2025 compared to a loss of $49.0 million for the same period in 2024. The decrease is primarily related to a decrease in the allocation of nonrecurring tax benefits generated at certain tax equity partnerships to the respective tax equity partners.

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
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to Tax Equity Investors under the financing facilities associated with our IPP segment. The Company excludes these distributions as these are not recorded within Adjusted EBITDA and therefore not a component of the Company’s earnings from operations. Distributions excluded to calculate the FFO does not include distributions made to Tax Equity Investors from the proceeds received from the transfer of investment tax credits to third parties. The Company believes that the analysis and presentation of FFO will enhance our investors’ understanding of the ongoing performance of our operating business.
Adjusted EBITDA and FFO should not be considered in isolation from or as a superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP.

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(41,609)	$(46,372)	$(90,863)	$(65,677)
Add back or deduct the following:
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	9,714	(12,027)	(17,339)	(48,974)
(Benefit) expense from income taxes	(13,332)	(8,834)	(20,389)	(2,579)
Interest (income) expense, net	15,484	21,134	77,950	35,158
Depreciation, amortization and accretion(1)	26,263	24,353	67,118	71,746
EBITDA	$(3,480)	$(21,746)	$16,477	$(10,326)
Share-based compensation expense	5,624	1,275	9,626	12,980
Change in fair value of contingent consideration	—	(4,690)	(300)	(3,764)
Change in fair value of investments, net	5,072	(2,822)	4,734	(656)
(Income) loss from sale-leaseback transfer of tax benefits	—	—	(10,188)	—
(Gain) loss on liability extinguishment	—	—	(15,417)	—
Other (income) expense, net(2)	(238)	(630)	(1,032)	(628)
(Gain) loss on deconsolidation, net	—	—	—	(5,722)
(Gain) loss on asset disposition	1,473	—	15,287	—
Impairment of long-lived assets, net and termination costs	14,160	26,380	32,805	32,710
Non-recurring professional services and legal fees	1,882	3,036	4,657	7,094
Non-recurring salaries and personnel related expenses(3)	694	1,257	4,557	1,659
Adjusted EBITDA	$25,187	$2,060	$61,206	$33,347
Cash portion of interest expense	(9,545)	(7,614)	(27,442)	(22,389)
Distributions to tax equity investors (4)	(5,513)	(5,617)	(13,129)	(14,521)
FFO	$10,129	$(11,171)	$20,635	$(3,563)
(1)Includes contract amortization, net in the amount of $5.2 million, $3.4 million, $5.3 million and $9.4 million for the three and nine months ended September 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Includes (gains) losses on certain lease terminations.
(3)Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.
(4)Does not include ITC sales proceeds distributed to noncontrolling interests.

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
The Company’s primary sources of financing include corporate-level credit facilities or other secured and unsecured borrowings and the issuance of additional equity and debt securities as appropriate given market conditions. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital returns from investments. There can be no guarantee, however, that financing will be available on acceptable terms or at all.
Tax Equity Investors are passive investors which could be financial institutions, insurance companies or corporations, contribute capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 45Y ITCs or Section 48E PTC; and generally between 10%-20% of the cash generated by the asset. These allocations then flip once certain time- or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis, which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the remaining cash and tax allocations.
As of September 30, 2025 and December 31, 2024, the Company had $78.7 million and $120.1 million, respectively, in Cash and cash equivalents and $13.8 million and $38.4 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and or, (2) enter into new financing arrangements.
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

As of September 30, 2025 and December 31, 2024, the Company had $1.4 billion and $1.1 billion, respectively, in outstanding debt. The Company has $177.5 million of revolver capacity available to draw on its existing debt facilities as of September 30, 2025. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 3.51% as of September 30, 2025.
As of September 30, 2025, the Company’s net leverage ratio met the requirement for the remaining available borrowing as defined in the terms of the credit facilities. Refer to Part I — Item 1 — Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$43,652	$56,340
Net cash used in investing activities	(356,031)	(193,996)
Net cash provided by financing activities	245,423	122,607
Net decrease in Cash, cash equivalents and Restricted cash	$(66,956)	$(15,049)
Operating Activities
Net cash provided by operating activities was $43.7 million for the nine months ended September 30, 2025, compared to the net cash provided of $56.3 million, a decrease in net cash provided of $12.7 million compared to the same period for 2024. Excluding the impact of non-cash items, the decrease in cash provided was primarily due to the cash receipt of $53.7 million in the nine months ended September 30, 2024 related to the termination of certain interest rate swaps, as well as due to an increase in working capital of $26.6 million in the nine months ended September 30, 2025, primarily due to a decrease in accounts payable and accrued expenses, a decrease in operating lease liabilities, an increase in accounts receivable and an increase in other current and noncurrent assets, partially offset by an increase in other current and noncurrent liabilities, which was primarily related to the transfer of tax credits.
Investing Activities
Net cash used in investing activities was $356.0 million for the nine months ended September 30, 2025, an increase in cash used of $162.0 million, compared to the same period for 2024. The increase in net cash used in investing activities is primarily due to an increase in payments made for ongoing construction projects of $405.2 million during the nine months ended September 30, 2025, primarily related to Cider as well as certain other pre-operating solar and battery fleet projects. This was partially offset by cash proceeds of $45.8 million primarily from the sale of certain assets of the Company’s subsidiary, GREC EH Holdco, and return of capital from GDEV OYA Lender.
Financing Activities
Net cash provided by financing activities was $245.4 million for the nine months ended September 30, 2025, an increase of $122.8 million, compared to the same period for 2024. The increase in net cash provided by financing activities was primarily due to an increase in cash proceeds on borrowings of $158.1 million, decrease in payments on borrowings of $49.7 million, and a decrease in shareholder distributions of $37.3 million due to the suspension of the Company’s DRP in the second quarter of 2024. This was offset by a decrease in net proceeds from sale-leaseback transactions of $25.5 million for the Company’s sale-leaseback arrangements entered in the first quarter of 2024, lower contributions from noncontrolling interests of $50.1 million and higher distributions to non-controlling interest of $46.9 million.

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

	By Remaining Maturity at September 30,
	2025
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$56,455	$680,602	$325,109	$328,820	$1,390,986
Operating leases	13,075	29,333	27,530	451,382	521,320
Total	$69,530	$709,935	$352,639	$780,202	$1,912,306
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
Changes in Market Interest Rates
In addition to other sources of financings, the Company uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. The Company manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Refer to Part I — Item 1 — Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for further information with respect to the Company's derivative instruments. If all of the Company’s swaps had been discontinued on September 30, 2025, the counterparties would have owed the Company $105.3 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant. The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2025, as well as the effect of its interest rate swap agreements. As of September 30, 2025, a 1.0% change in interest rates would result in an approximately $108.7 million change in interest expense for the fiscal year 2025. As of September 30, 2025, the fair value of the Company’s debt approximate the carrying value of $1.4 billion.
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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as reflected in the following updated risk factor, there have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
We are evaluating strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business.
The Board of Directors is evaluating a range of potential strategic alternatives, which may include, among other things, continuing to execute on our business plan, operational changes, partnerships or joint ventures, equity or equity‑linked offerings, debt financings or new credit facilities, strategic investments, asset sales or other monetizations, a business combination or other acquisition of the Company, divestitures, or other transactions. Despite significant efforts to identify and evaluate potential alternatives, there can be no assurance that this strategic review process will result in the pursuit of any particular transaction or course of action, or that any transaction, if pursued, will be completed within any specific time period, on attractive terms, or at all. We have not set a timetable for completion of the review, and the Board of Directors has not approved a definitive course of action.
Additionally, there can be no assurance that any particular course of action, business arrangement, transaction, or series of transactions will be pursued, successfully consummated, or lead to increased shareholder value. The process of reviewing strategic alternatives may be time‑consuming, costly, and disruptive to our business operations. It may divert the attention of the Board of Directors, management, and employees from day‑to‑day operations; require substantial management time and attention; and result in significant legal, financial advisory, accounting, severance, retention, and other expenses.
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
For the three months ended September 30, 2025, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 45.4 thousand Class A shares, nil Class C shares, 6.7 thousand Class I shares, nil Class P-A shares, 17.7 thousand Class P-I shares, nil Class P-D shares, 14.4 thousand Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million for Class A shares, nil for Class C shares, $31.0 thousand for Class I shares, nil for Class P-A shares, $0.1 million for Class P-I shares, and $0.1 million for Class P-S shares, respectively, pursuant to the Company’s SRP.

The table below provides information concerning the Company’s repurchase of shares during the quarter ended September 30, 2025 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
July 1 to September 30, 2025	84	$5.38	84	9,769(1)
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

10.1*	Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Daniel de Boer, filed herewith
10.2*	Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Carl Weatherley-White, filed herewith
31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 13, 2025, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: November 13, 2025	By	/s/ Daniel de Boer
Daniel de Boer Chief Executive Officer principal executive officer

Date: November 13, 2025	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer