Form 10-K
period 2025-12-31
Greenbacker Renewable Energy Co LLC
filed 2026-03-09
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55610
GREENBACKER RENEWABLE ENERGY COMPANY LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
230 Park Avenue, Suite 1560, New York, NY 10169
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of March 1, 2026, the registrant had 199,394,286 shares of common interests, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2025 (the “2026 Proxy Statement”). Portions of the Registrant’s 2026 Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Form 10-K.

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

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GDEV OYA Lender	GDEV OYA Lender LLC
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC, a wholly-owned subsidiary of GREC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects.
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service

ITC	Investment Tax Credit
kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
NAV	Net asset value
NCI	Noncontrolling interests
OBBBA	One Big Beautiful Bill Act of 2025
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standards
SEC	Securities and Exchange Commission
Service Recipients	Group LLC, in connection with the Acquisition entered into a transition services agreement with Greenbacker Administration
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
TCPA	Tax Credit Purchase Agreement
Transition Services Agreement	In connection with the Acquisition, the Service Recipients entered into a Transition Services Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

Forward-Looking Statements
Various statements in this Annual Report on Form 10-K (this “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. Readers are advised to consult any additional disclosures that we may make directly or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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

Investors and others should note that we may announce material business and financial information to our investors using our website (www.greenbackercapital.com), U.S. SEC filings, webcasts, press releases and conference calls. We use these mediums to communicate with investors and the general public. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in us to review the information that we post on our website.
v

PART I
ITEM 1. BUSINESS
The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company’s managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2025, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.8 gigawatts (“GW”), which includes operating capacity of approximately 1.4 GW and pre-operational capacity of approximately 1.4 GW. As of December 31, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry. The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. The Company’s fiscal year-end is December 31.
The Company conducted public offerings of Class A, C, and I shares of limited liability company interests commenced in August 2013 and terminated on March 29, 2019, raising a total of $253.4 million, along with Class A, C, and I shares pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company also offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. The Company suspended both the DRP and the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Part II — Item 8 — Note 18. Equity in the Notes to the Consolidated Financial Statements for further details.

The organizational structure chart below depicts a simplified version of our structure as of the date of the filing of this Annual Report. This structure chart does not include all legal entities:
(1) Held directly or through entities owned by them.
(2) Greenbacker Administration performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements for further details on these agreements.
(3) GCM is a SEC-registered investment adviser and provides investment management services to our managed funds: GROZ, GDEV I, GDEV II, and GREC II.

(4) We hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP. The amended and restated limited partnership agreements of GDEV I provide GDEV GP a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. In addition, we hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP II. The amended and restated limited partnership agreements of GDEV II provide GDEV GP II a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreement. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements for further details on these interests.
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
•IM – The IM business represents GCM’s investment management platform – a renewable energy company that is registered as an investment adviser under the Advisers Act. The IM business also includes administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry.
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
The segment discussion following, and included in Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report, reflects information on our businesses as of December 31, 2025.
Independent Power Producer Segment
The Company’s growth strategy for the IPP segment is to continue to build a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Our preferred acquisition strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise its operations. However, we may also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may change our acquisition strategies without prior notice or shareholder approval. We may also provide projects with senior unsecured debt, subordinated unsecured debt, convertible debt, preferred equity, and make minority equity investments.
The Company primarily owns and operates solar, wind, energy storage and other energy efficiency assets. Although the Company believes solar energy assets generally offer more predictable power generation characteristics, technological advances in wind turbines and other energy-generation technologies coupled with various government incentives, make wind energy and other types of assets attractive. The Company invested in three wind repower projects in 2023 and 2024 with advanced technology that enabled the Company to erect more efficient wind turbines to increase productivity. The Company expects to continue to maintain a diversified portfolio of assets intended to help maximize its overall financial performance by leveraging its industry knowledge,

As of December 31, 2025, our fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.8 GW when fully operational. The tables below provide a breakdown for the number of the Company’s operating and pre-operational renewable energy projects and power production capacities for the Company’s entire fleet:

Technology	Number of Assets
	Operating	Pre-Operating
Solar	166	15
Wind	14	—
Battery Storage	21	3
Energy Efficiency	1	—
Total	202	18

	Size (MW)(1)		Percent capacity (%)
Technology	Operating	Pre-Operating	Operating	Pre-Operating
Solar	950.3	1,353.8	71.1%	99.3%
Wind	376.4	—	28.2%	—%
Battery Storage	9.1	9.8	0.7%	0.7%
Total	1,335.8	1,363.6	100.0%	100.0%
We maintain a diversified fleet of renewable energy projects by industry type as illustrated above and by geographic region. As of December 31, 2025, our fleet was spread across 23 states, Canada, Puerto Rico and Washington, D.C.
The table below presents a summarized regional breakdown of the Company’s fleet across the U.S. as of December 31, 2025:

REGIONAL BREAKDOWN
Region	Percent capacity (%)
East	38.9%
Mid-West	26.0%
Mountain	27.0%
West	7.3%
South	0.8%
Total	100.0%
The table below presents a summarized breakdown of the Company’s contracted offtakers by counterparty type and creditworthiness as of December 31, 2025:

HIGH-CREDIT QUALITY OFFTAKERS BREAKDOWN
Offtaker	Percent capacity (%)
Investment-Grade Utility	84.0%
Investment-Grade Municipality	2.8%
Investment-Grade Corporation	7.8%
Non-Rated(1)	5.4%
Total	100.0%
(1)Unrated by credit rating agencies.

Our renewable energy projects generate revenue primarily by selling: (1) generated electric energy and/or capacity to local utilities and other high-quality utility, municipal, corporate and in the case of community solar, residential counterparties; and (2) RECs and other commodities associated with renewable generation or related incentives. We acquire or finance projects that contain transmission infrastructures and access to power grids or networks that enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers.” These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased. As of December 31, 2025, the PPA contracts in our existing operating fleet have approximately 17 weighted average years remaining prior to exposure to market prices.
Although we intend to work primarily with high-credit-quality counterparties, if an offtaker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure that revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest and distributions from investments in our target assets. We employ a rigorous credit underwriting process for each of our contractual counterparties, including: (1) identification of high-credit-quality counterparties with appropriate bonding and insurance capacity; (2) where available, the review of counterparty financial statements and/or publicly available credit rating reports; (3) worst-case analysis testing of assets; and (4) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s.
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
Acquisition of Pre-Operating and Operating Assets
The Company participates in pre-operating projects that are similar to our existing operating assets in terms of the long-term risks, with potential additional returns due to additional risks in the early stages of the investment lifecycle. The Company primarily focuses on four basic investment categories:
1.Operating Assets – We acquire and invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.
2.Assets before their commercial operation date (“COD”) – We purchase assets that have been constructed by developers but have not been placed in service. Functionally, these assets are generally ready to generate electricity but have not reached a milestone known as permission to operate (“PTO”) with the local utility or COD. Although investing before PTO and COD may generate a modest investment premium, the primary advantage of this approach is the maximization of the contracted cash flow term.
3.Assets at Notice to Proceed (“NTP”) – We invest in assets that have not yet been constructed but that have executed substantially all material contracts required for operation and the permits necessary to commence construction, a milestone commonly referred to as NTP. Assets acquired at the NTP stage generally involve construction and development risks that are greater than those associated with COD assets or operating assets. Investing at this stage allows the Company to participate earlier in the project lifecycle and, in certain cases, to influence equipment selection and construction practices. This investment strategy has supported the development of a proprietary pipeline of investment opportunities.
4.Special Situations – We may selectively pursue investment opportunities involving projects that are subject to technical or financial challenges at either the project or owner level. In situations where these challenges can be addressed through the application of our in-house technical, operational, and financial expertise, we may make limited investments in such projects. These investments are intended to complement our core business activities and leverage our existing capabilities.

Investment and Financing Strategy
We believe that acquiring renewable energy projects across all four categories discussed above may provide opportunities to generate returns over the medium term, diversify our portfolio, and develop a pipeline of potential investment opportunities. However, investments in pre-operational projects could have a negative impact on near-term cash flows, as significant amounts of capital are allocated to non-yielding assets. To address these effects, management continues to evaluate financing structures that may enable a larger portion of investable capital to be directed toward income-generating assets. As the size of our portfolio increases, our ability to access more advanced financing products may also improve.
We supplement our equity capital and seek to enhance potential returns to our shareholders through the use of prudent levels of borrowings at both the corporate and project levels. In addition to any corporate-level credit facilities or other secured or unsecured borrowings, we may utilize project-level financing, including back-leverage loans, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, and sale-leaseback transactions, which may be secured or unsecured. We may also issue publicly or privately placed debt instruments. When appropriate, we may replace short-term sources of capital with long-term financing. Our indebtedness may be recourse or non-recourse and may be cross-collateralized. We may invest in assets subject to existing liens or refinance indebtedness on assets acquired on a leveraged basis. Proceeds from borrowings may be used to acquire assets, refinance existing debt, finance investments, fund distributions, or for general corporate purposes. Additionally, we may utilize tax equity structures to monetize U.S. federal income tax attributes.
General Market Overview for Alternative Energy Projects
The U.S. power industry, which includes electricity generation and transmission, is structured to provide a sufficient, reliable and continuous supply of electricity to end users to meet varying demand on a minute-by-minute basis. Historically, the electricity supply has been dominated by fossil fuels, including coal and natural gas, as well as nuclear and hydroelectric generation. The growth of renewable energy has created opportunities in adjacent areas, including energy storage and grid enhancements. In addition, increasing adoption of electric vehicles has driven demand for investment in charging infrastructure. Expanding data center activity, driven by advances in cloud computing and artificial intelligence, has also contributed to higher electricity demand. Policy initiatives aimed at promoting industrial manufacturing and data center development are expected to further accelerate electricity demand in the U.S.
The federal policy landscape in 2025 has created a dynamic environment that may impact our business and financial results. The recent changes to the ITCs under the OBBBA could have an adverse effect on our business. However, we believe that renewable energy and the energy transition are poised to gain market share, driven by several supportive trends. The EIA anticipates that consumption of renewable energy and the need for additional battery storage will grow significantly by 2050, supported by decreasing technology costs:
The decline of coal: The U.S. coal industry has rapidly declined in the face of lower-cost natural gas and renewable energy, as well as regulations designed to reduce greenhouse gas emissions and protect public health.
Falling price of renewables and storage: The cost of renewable energy and energy storage has fallen substantially over the past decade, making renewable energy the lowest-cost provider of new generation in many markets.
State mandates: States' clean energy goals and mandates to use more renewable energy sources have contributed to the historic growth of renewables and are likely to drive further growth.
Federal support: Federal incentives have historically driven growth in renewable energy. The IRA of 2022 offered long-term tax credits and bonus provisions for clean energy projects. In 2025, the OBBBA introduced changes that accelerate the phase-out of these tax credits, add stricter domestic content requirements, and restrict eligibility for projects involving certain foreign entities of concern. While some transitional benefits remain, these changes may reduce our ability to qualify for certain tax credits and create uncertainty that could affect project economics and timelines. The Company continues to monitor Treasury and IRS guidance and other recent legislative and regulatory developments.
Environmental concerns: Reliance on fossil fuels has contributed to excessive greenhouse gas emissions, a key driver of global climate change and other environmental challenges. As a result, public support for a transition to renewable energy has grown. These factors, among others, have shifted renewable energy from a niche market to a central role in U.S. power generation. We expect this trend to continue, particularly driving growth in solar and wind generation and battery storage.
Tax Equity Capital Sources in the Renewable Energy Market
Our ability to raise capital from Tax Equity Investors and lenders on competitive terms to help finance the development, construction, and operations of our projects has been and will continue to be a significant driver of our further growth. Our ability to raise capital from Tax Equity Investors and lenders may be affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business.

Tax equity is a critical source of financing for renewable energy projects, allowing investors to provide capital in exchange for tax benefits and a share of project cash flows. The federal government first introduced renewable energy tax credits with the Energy Tax Act of 1978, with the aim of supporting sustainable energy infrastructure and reducing dependence on foreign and non-renewable energy sources. The Act allowed businesses and individuals to reduce their tax bills by a percentage of the amount they spent on qualified investments in property and equipment for solar and wind energy (up to certain limits). Since then, these incentives have expanded significantly, offering larger tax credits and additional benefits such as accelerated depreciation. Tax equity investors—typically financial institutions, insurance companies, or corporations—contribute capital during construction milestones and receive in return a portion of tax credits, other tax benefits, and project cash flows. There are two main federal tax credits provided for renewable energy projects, ITCs and PTCs, as discussed in more detail below.
In general, our tax equity investments are structured using the “partnership flip” structure. Under partnership flip structures, we and our Tax Equity Investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a creditworthy offtaker, the renewable energy system is expected to be eligible for the Section 48E ITC or Section 45Y PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48E ITCs or Section 45Y PTCs; however, we typically receive a majority of the operating cash distributions, which are generally paid quarterly. The tax allocations then flip once certain time- or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the remaining cash and tax allocations. In addition, ITCs and PTCs can be transferred to an unrelated purchaser for cash, providing an additional path, along with traditional tax equity investment structures, for the Company to monetize the value of its ITCs and PTCs.
Current Competition in the Alternative Energy — Solar Marketplace
The solar financing market is still a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the renewable energy marketplace, there are several sources of capital:
•Developer/Owner Operators. The major competition we face in the market comes from privately backed developer–owner operators that are typically capitalized through a combination of family offices, private equity funds, and hedge funds. These competitors generally target relatively larger returns and seek to maximize sponsor value through the aggregation of portfolios of operating assets that generate stable and predictable cash flows, with a significant portion of returns realized upon exit. We believe that these competitors are sensitive to conditions in the equity capital markets and may become capital constrained during periods of market volatility or downturns.
•Institutional Investors and Utilities. This sector is composed primarily of large life insurance companies, pension funds, infrastructure funds, and major public utilities, and it dominates investment in larger-scale projects. We encounter these participants most often when pursuing the larger projects within our portfolio, where their substantial capital resources and long-term investment horizons may make them well suited to finance large renewable energy developments.
In management’s view, the Company has been competitive in bidding for solar assets against these sources of capital and maintains a significant pipeline of potential transactions.
Opportunities in Solar Power Today
There is a growing trend among U.S. corporations to partner with developers and financiers to procure renewable power for their operations. Motivated by cost savings, long-term electricity price certainty and support for sustainability, the commercial and industrial sector is rapidly emerging as one of the most dynamic segments of the renewable energy project market. In parallel, several U.S. states have implemented programs to encourage the development of community solar projects, allowing groups of companies, municipalities, and individuals to purchase renewable power from local solar and wind facilities within their utility zones, and the Company has successfully acquired and continues to operate such projects.
The Company has focused on building long-term relationships with established and respected developers, with the objective of acquiring pipelines of projects rather than pursuing one-off transactions. By working closely with developers to help efficiently close their deals, we have developed a competitive advantage that has resulted in consistent and recurring deal flow. Importantly, our approach is differentiated from that of developer-owner operators, as we do not seek to compete with developers. Instead, we partner with them, enabling developers to concentrate on project development while we focus on financing and long-term ownership. This aligned and collaborative strategy has proven to be mutually beneficial.

Current Competition in the Alternative Energy — Wind Marketplace
We expect near-term conditions for wind development to remain favorable, supported by strong underlying demand. Although policy uncertainty and higher turbine costs may present headwinds, we believe the sector will remain competitive in bidding for new projects. In addition, we see attractive opportunities to acquire operating wind assets that are approaching the end of their tax credit periods or that require repowering to extend their useful lives and improve performance.
Opportunities in Wind Power Today
Management believes that targeted investments in select wind opportunities provide increased diversification of cash flows, as wind assets generally perform better in the winter months, while solar assets tend to perform better in the summer. Management also believes the Company is well positioned to identify attractive assets in the wind sector. In addition, the Company may have opportunities to repower certain wind assets in its portfolio, potentially extending their useful lives and enhancing generation efficiency. Such repowering could also allow the Company to qualify for additional tax credits and secure incremental tax equity financing.
General Market Overview for Battery Storage
We believe that battery storage represents a growing investment opportunity, driven by its potential for sustained growth, new state mandates, and declining costs for both short-term and long-term storage solutions.
Investment Management Segment
The IM segment represents GCM’s platform for sustainable infrastructure, renewable energy, energy efficiency, and other sustainability-related asset management. This business focuses on project acquisition, financing, consulting, and development, and is registered as an investment adviser under the Investment Advisers Act of 1940. The IM segment enables the Company to diversify its revenue streams by providing investment management and administrative services to investment funds on behalf of external stakeholders that invest in complementary areas of the sustainable infrastructure sector. Through the IM platform, the Company raises and deploys capital for managed funds in alignment with its overall mission, expanding its ability to address social and environmental challenges. The IM management team continues to develop commercial relationships and capital-raising processes across multiple industries. Together with the IPP business, the IM segment contributes to a complementary growth strategy, providing diversified revenue streams and additional avenues for raising capital, thereby reducing reliance on public capital markets for growth.
Services provided by the IM business include capital raising and deployment, marketing and investor relations, technical asset management, finance and accounting, and other administrative support for managed funds in the sustainable infrastructure and renewable energy industries. For certain funds, the Company may also be eligible to receive performance-based incentive fees.
Greenbacker Renewable Opportunity Zone Fund
GROZ is an investment vehicle focused on renewable energy opportunities located within “Qualified Opportunity Zones” as designated by the IRS, enabling the Company to capture potential growth and take advantage of incentives under the JOBS Act. Qualified Opportunity Zones are designated low-income communities in the U.S. that are targeted for capital investment, with the goal of promoting economic development and job creation. GROZ is currently closed to new investment.
Under GCM’s advisory fee agreement with GROZ, base management fees are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital of the vehicle. In addition, the Company is eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation, subject to thresholds defined in the amended and restated limited liability company operating agreement of GROZ.
Greenbacker Development Opportunities Fund I & II
GDEV launched in 2020, makes private equity and development capital investments in the sustainable infrastructure industry. GREC’s investment in GDEV is complementary to the Company’s core business, as it helps retain and strengthen existing project developer relationships, expand the number of developer relationships, generate incremental investment opportunities and provide the Company insights into new markets and industry trends. GDEV B launched in 2022, is a parallel fund to GDEV.
The amended and restated limited partnership agreements of GDEV I provide GDEV GP, the general partner of GDEV I, with a 20.00% carried interest participation over an 8.00% preferred return, subject to side letter agreements. The Company owns a 75.00% equity interest in GDEV GP. As of December 31, 2025, GDEV GP held a 2.00% interest in GDEV I.

In March 2022, GDEV I was closed to new investors, and in November 2022, the Company launched a successor fund, GDEV II, which also makes private equity and development capital investments in the sustainable infrastructure sector. The Company receives management fees from GDEV I based on the aggregate cost basis of portfolio securities, management fees from GDEV II based on committed capital, and certain performance-based incentive fees from both GDEV I and GDEV II.
Greenbacker Renewable Energy Company II, LLC
GREC II was launched in May 2022 and is an investment vehicle focused on acquiring, owning and operating renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle prioritizing long-term internal rates of return over near-term cash yields. The vehicle deploys capital into both pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. Under the advisory agreement, the Company receives management fees, administrative fees, and certain performance-based incentive fees from GREC II.
For additional information regarding these related-party arrangements, see Part II — Item 8 — Note 16. Related Parties, in the Notes to the Consolidated Financial Statements.
General Market Overview for Investment Management
While volatility persists in the public equity and debt markets, creating headwinds for the investment management industry generally, alternative investment managers continue to experience capital inflows, as investors seek to diversify away from public stocks and bonds into strategies that are less correlated with public market movements. Despite the challenging current market conditions, management believes opportunities remain due to comparatively less competition in the alternative investment space.
Seasonality
Certain types of renewable power generation exhibit seasonal patterns. For example, wind power generation is generally stronger in the winter, when wind speeds tend to be higher, while solar power generation is typically stronger in the summer primarily due to longer days and more intense sunlight. Because these seasonal variations are relatively predictable, management considers seasonality when evaluating potential acquisitions in these types of assets. As a result, the impact of seasonality on the Company’s business, including income from renewable energy projects, depends on the composition and diversity of its portfolio across renewable energy, energy efficiency, and other sustainability-related investments. To the extent that acquisitions are concentrated in either solar or wind power, the Company’s operations and revenues may exhibit greater seasonality based on the specific mix of renewable technologies.
Overview of Significant Government Incentives
The renewable energy and energy efficiency sector generally benefits from support and incentives at the U.S. federal, state, and local levels, designed to address technical barriers to deployment and to promote the adoption of renewable energy and energy-saving technologies. Certain energy efficiency projects may be eligible for government incentives that can offset project development costs. Similar incentives are also available from governments in other jurisdictions.
Corporate entities may access benefits through tax credits, including PTCs and ITCs, tax deductions, accelerated depreciation, and federal grants or loan guarantees, such as those offered by the U.S. Department of Energy. The following describes certain U.S. federal and state government incentives that the Company leverages in executing its business strategy.
U.S. Federal Incentives
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, certain renewable energy and energy efficiency projects are eligible to recover capital investments through accelerated depreciation. Bonus depreciation under Section 168(k) of the Internal Revenue Code was subject to a phase‑down under prior law, with percentages scheduled to decline for property placed in service in successive years. However, recent tax legislation enacted in 2025 restored 100% bonus depreciation and made it permanent for most qualifying property acquired and placed in service on or after January 20, 2025, allowing immediate expensing of the full cost of such property in the year it is placed in service. Property acquired (or under a binding contract) before January 20, 2025 generally remains subject to the earlier phase‑down schedule. Certain renewable energy assets and energy storage technologies may also qualify as five‑year property under MACRS for cost‑recovery purposes. These accelerated cost recovery provisions affect the timing of tax deductions for capital investments, enhancing cash flow and the economics of qualifying projects.

Inflation Reduction Act (“IRA”)

The IRA of 2022 significantly revised the Internal Revenue Code by expanding and modifying federal tax credits and incentives for clean energy development and production. The IRA extended and enhanced the ITCs and PTCs, including increased credit amounts for projects that satisfy prevailing wage, registered apprenticeship, and domestic content requirements. However, subsequent legislation and regulatory actions under the OBBBA introduced in 2025 scaled back certain clean-energy tax incentives under the IRA by accelerating phase-outs for certain clean energy credits, imposing restrictions related to foreign entities of concern, and establishing new beginning of construction and placed-in-service deadlines for project eligibility. Beginning January 1, 2025, the traditional technology-specific ITC and PTC for new projects were replaced by technology-neutral credits: the Clean Electricity Investment Tax Credit under Section 48E and the Clean Electricity Production Tax Credit under Section 45Y. These credits apply to qualified zero-emission electricity generation facilities and generally retain prevailing wage, apprenticeship, and bonus credit structures. The IRS has issued guidance clarifying certain eligibility and compliance requirements, including safe harbor rules for establishing beginning of construction. These changes have shortened development timelines and increased compliance complexity compared to the original IRA framework, under which certain credits were expected to remain available through at least 2032 or until specified emissions reduction targets were achieved. Further legislative amendments or regulatory guidance could continue to affect the availability, value, and timing of these incentives.

Solar and Wind Energy Tax Credits

Under Sections 45Y and 48E, tax credits for solar and wind facilities are subject to construction commencement, continuity, and placed-in-service timelines. Facilities that begin construction after July 4, 2026 must be placed in service as early as December 31, 2027 for certain projects to remain eligible for such credits. Facilities that begin construction on or before July 4, 2026 must satisfy applicable beginning-of-construction continuity requirements in order to avoid potential credit termination. In addition, restrictions on components sourced from foreign entities of concern apply to eligible projects.

Other Clean Energy Technologies, Including Energy Storage

For clean energy technologies other than solar and wind, including energy storage technologies, the applicable tax credits under Sections 45Y and 48E are subject to a phase-out of the tax credit percentage based on the calendar year in which construction begins. The applicable credit amount is reduced for projects beginning construction in later years and may be unavailable for projects beginning construction after the specified phase-out dates. The timing and extent of these reductions may vary by technology and remain subject to legislative change and regulatory interpretation.

Impact on Our Business

The availability, timing, and amount of tax credits are significant factors in the development, financing, and operation of our projects. Any failure to satisfy construction start, continuity, or placed-in-service requirements, as well as any further legislative, regulatory, or interpretive changes, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
State Incentives
Renewable Portfolio Standards (“RPS”) and Clean Energy Standards (“CES”)
While varying based on jurisdiction, RPS and CES programs require local electric utilities and other load-serving entities to obtain a specified portion of their electricity from renewable energy sources or, in the case of CES programs, from zero-carbon energy sources. These programs are intended to diversify energy resources and support the development of clean energy generation. According to the U.S. Energy Information Administration, a majority of U.S. states and the District of Columbia have enacted RPS or CES programs or established related targets or goals. Utilities may satisfy applicable requirements by owning or developing qualifying generation facilities, purchasing electricity generated from such facilities, acquiring RECs, or making alternative compliance payments in the event of a shortfall.
Renewable Energy Credits (“REC”)
RECs represent the environmental attributes associated with the generation of electricity from qualifying renewable energy sources. RECs are generally created in connection with renewable electricity generation and may be sold separately from the underlying electricity. In jurisdictions with RPS or CES programs, RECs may be used by utilities and other load-serving entities to satisfy compliance with applicable requirements. The availability, pricing, and eligibility requirements for RECs vary by state and technology type, and certain jurisdictions include specific carve-outs or incentives for particular forms of renewable generation. We may generate revenue from the sale of RECs associated with eligible projects, subject to market conditions and applicable regulatory requirements.

Feed-In Tariffs
Certain U.S. states and Canadian provinces have implemented feed-in tariff (“FIT”) programs that permit qualifying renewable energy producers to enter into long-term contracts at fixed prices based on the cost of generation for the specific types of renewable energy projects. FIT programs vary by technology, project size, location such as rooftop or ground mounted, and geographic region and are generally available to a range of participants, including residential, commercial, and institutional project owners. FIT rates are typically designed to adjust over time to reflect changes in technology costs and market conditions. The availability of FIT contracts may affect the timing, pricing, and economics of certain renewable energy projects.
Environmental Regulation
Our operations and the projects in which we invest are subject to extensive federal, state, and local environmental, health, and safety laws and regulations. These requirements include permits and approvals governing the construction, operation, and maintenance of renewable energy and energy efficiency projects, including regulations related to emissions to air, discharges to water, and impacts to land and groundwater. Applicable requirements vary by location and asset type and are subject to change over time. Compliance with such environmental regulations and codes is an important aspect of our ability to continue our operations.
We seek to purchase, finance or invest in projects that are “shovel-ready,” meaning that substantially all planning, engineering and permitting activities have been completed and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur ongoing significant costs related to operations, maintenance and compliance with laws, regulations and permit requirements.
We are subject to the federal Occupational Safety and Health Act (“OSHA”), as amended, and comparable state and local laws governing employee health and safety, and we endeavor to maintain compliance with these requirements. Failure to comply with applicable environmental, health, and safety laws or permit conditions could result in fines, penalties, remediation obligations, permit restrictions, or other enforcement actions. Historically, compliance with environmental and safety regulations has not had a material adverse effect on our operations or financial condition.
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
Human Capital
As of December 31, 2025, the Company had 124 employees.
The Company is committed to attracting, developing and retaining a highly talented and motivated workforce. It regularly reviews its compensation and benefit programs and pay practices to help ensure that staff members are compensated fairly and competitively. The Company believes that its success and performance directly correlate to the quality, character and engagement of its employees.
The Company strives to maintain a workplace culture that supports community, professional development, and workforce engagement. It is focused on fostering a sense of belonging by providing equal access to opportunities and fair and consistent treatment for all employees.
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
Summary of Risk Factors
Below is a summary listing of key risks, which are discussed in more detail later in this section:
Risks Related to Our Business and Structure
•Government policies including federal tax policy providing incentives that we may rely upon could change at any time, which could impact the competitiveness of our service offerings to customers and the market.
•Our ability to achieve our business objectives depends on our executive management team’s ability to manage and support our asset strategy. If we were to lose certain key members of our executive management team, our ability to achieve our business objectives could be significantly harmed.
•Because our business model depends to a significant extent upon relationships with a diverse group of third-parties, the inability to maintain relationships, or the failure of these relationships to generate business opportunities, as well as compliance risks by such third-parties could adversely affect our business.
•Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics, inflation, supply chain disruptions or other catastrophic events.
•We are evaluating strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business.
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

Risks Related to Our Business and Structure
Government policies including federal tax policy providing incentives that we may rely upon could change at any time, which could impact the competitiveness of our service offerings to customers and the market.
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
At the federal level, tax policy and associated regulations have a direct impact on our business. For instance, the OBBBA, signed into law in 2025, adjusted federal tax policies that we rely upon, including the Section 48E Clean Electricity Investment Tax Credit and the Clean Electricity Production Tax Credit under Section 45Y. While the law maintains the Section 48E credit for energy storage through 2033, it shortens the availability of the Section 48E credit for solar facilities to the end of 2027. The law also applies new PFE restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from certain entities, thereby potentially increasing costs, reducing demand or restricting access to tax credits. These legislative and regulatory developments may reduce our ability to qualify for certain tax credits, impact the economic attractiveness of our offerings, cause the market for future renewable energy PPAs to be smaller and the prices for future renewable energy PPAs to be lower and may result in increased financing costs and difficulty in obtaining financing on acceptable terms. As a result, it could have a material adverse effect on our business, financial condition and results of operations and cash flows.
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
Because our business model depends to a significant extent upon relationships with a diverse group of third-parties, the inability to maintain relationships, or the failure of these relationships to generate business opportunities, as well as compliance risks by such third-parties could adversely affect our business.

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
A depression, recession or slowdown in the U.S. would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. The Federal Reserve reduced interest rates during 2024 and 2025; however, we cannot predict with certainty any future action that the Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent that additional interest rate cuts do not occur at all or result in a lower-than-expected reduction in interest rates, the effects of inflationary pressure could continue to affect our financial success. Concerns over continuing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. Inflation or the absence of cost decreases could adversely affect us by increasing the actual or expected costs of land, raw materials, labor, and other goods and services needed to operate our business. This may in turn increase our cost of capital and the costs of developing, constructing, and operating a project, thereby making it more difficult to develop and operate our projects. Should cost increases occur, prospective counterparties may also choose to forego or delay signing PPAs or other agreements with us. Significant increases in actual or expected costs could negatively impact the Company’s business in a manner that could adversely affect the Company’s financial condition and results of operations.
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
Inflationary pressures could adversely impact our business.
While inflation rates moderated in 2025, contributing to easing of monetary policies by major central banks, we may be impacted by heightened inflationary pressures driven by uncertainty in financial markets. Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses market risk to us as a result of interest rate-sensitive assets and liabilities held by us. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown.
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect the Company’s business, operations and financial condition.
A portion of the materials used by us to develop the projects in our portfolio are obtained, directly or indirectly, from companies located outside of the U.S. Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, in 2025, the U.S. government implemented additional tariffs on goods being imported from China, Mexico and Canada. The Company cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can the Company predict the effects that any such changes would have on its business. However, such changes in U.S. trade policies, if implemented, could increase the Company’s costs and adversely impact its business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. Similarly, Mexico and Canada have implemented tariffs on certain imported goods. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the U.S. as a result of such changes, would not materially and adversely affect the Company’s business, financial condition, results of operations and liquidity.
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
Based on our results of operations, financial performance and investment results, we suspended the payment of shareholder distributions effective immediately, following the distribution payment on May 1, 2024. We may not be able to reinstate the payment of distributions. Our ability to reinstate the payment of distributions will require an improvement in our results of operations, which may be adversely affected by, among other things, the impact of the risks described herein. We cannot assure that we will achieve financial results that will allow us to make a targeted level of distributions. Any future distributions will be paid at the discretion of our Board of Directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our Board of Directors may deem relevant from time to time. In the future, we may pay all or a substantial portion of our distributions from borrowings and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, therefore reducing overall return. Accordingly, members should not assume that any such dividend or other distribution is the result of a net profit earned by us.

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
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors and investment funds are also increasingly focused on ESG practices, and expectations in this area continue to rapidly evolve, including in diverging directions. If our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, business, and ability to attract and retain qualified employees may be harmed.
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
Because we are specifically focused on the renewable energy, energy efficiency and related sectors, investments in our shares may present more risks than if we were broadly diversified over more sectors of the economy. Therefore, a downturn in the renewable energy or energy efficiency sectors has impacted us more than other companies that are not concentrated in limited segments of the economy. Companies that produce renewable energy can be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changing laws that mandate or discourage the use of renewable energy sources by electric utilities.
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
The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. Similar governmental influences apply in the other jurisdictions in which we may invest. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in several other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy project development and investments. For example, without certain major incentive programs and/or the regulatory mandated exception for renewable energy or energy efficiency systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy and energy efficiency projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Additionally, legislative and regulatory developments, including the OBBBA, may reduce our ability to qualify for certain tax credits, impact the economic attractiveness of our offerings, and dampen overall demand for our products. As a result, our revenue, gross margins, operations and competitive position could be adversely impacted

We anticipate that our renewable energy and energy efficiency projects will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our renewable energy or energy efficiency projects may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our investments.
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
We currently generate a portion of our revenue from the sale of RECs. RECs represent the “renewable” nature of the electricity. Creation of RECs depends on the type of renewable energy and can include other criteria such as location, size, date of operation of the project and energy delivery needs. RECs are sometimes sold bundled with electricity in PPAs that we are party to, and other times may be sold separately to entities seeking to neutralize the emissions associated with their purchase and use of electricity from non-renewable sources. The demand for RECs, and their associated price, may change depending on the availability of renewable electricity in a particular jurisdiction, evolving state and federal policies on the qualification of RECs to satisfy RPS requirements, the need for entities to purchase such RECs to meet regulatory or other requirements or expectations, and the outcome of ongoing investigations initiated in September 2025 by certain state attorneys general regarding certain companies' use of RECs to support their corporate sustainability claims. To the extent that renewable energy becomes more prevalent or the types of energy generation that qualify for RECs change, REC revenue generated by our assets may fall. Policy and legislative developments related to the creation, qualification status, and value of RECs are subject to change, and we cannot guarantee that the RECs we generate will have or retain value. Moreover, regulatory changes that reduce the quality or classification of RECs generated by certain of our assets have the potential to materially and adversely impact our financial condition and results of operation.
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
The Company holds investments in which changes in the fair value affect our financial results. In some cases, there are no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these investments have in the past and may in the future, differ materially from those estimated. Sales of investments that are below their previously estimated values, or other declines in the fair value of an investment, has in the past, and may in the future, result in, losses or the impairment, write-off of or re-underwriting of such investments, which in the past and may in the future, have a material adverse effect on our liquidity, financial condition and results of operations.
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
To achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money to make investments, for working capital, and to make distributions to our members. We are subject to the risk that we are unable to obtain financing at all or on commercial terms that are acceptable to us. Moreover, if we are able to obtain financing, we will be subject to the risk that our cash flow will not be sufficient to cover the required debt service payments and other risks associated with complying with required financial covenants. Our failure to comply with our obligations under these debt financings from time to time may result in an event of default. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or the ability to refinance the accelerated indebtedness on terms favorable to us or at all. To the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distribution to our members.
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
We monitor and respond to a range of cyber threats, including threats associated with the use of services provided by third-party providers. We utilize automation and artificial intelligence enabled tools to address threats. Our cybersecurity framework for handling cybersecurity threats and incidents includes steps for identifying the nature of a cybersecurity threat, assessing the severity of the threat (including advancing to key members of management where appropriate for determination of potential materiality) and implementing cybersecurity processes and procedures to address the threat.
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

Senior Management’s Role in Managing Risk
We have a leadership group consisting of certain members of our senior management team that is responsible for assessing and managing risk and implementing policies, procedures and strategies pertaining to security governance and data privacy, that is led by our SVP of Technology who develops and oversees the programs, policies and controls we have implemented across the organization designed to reduce and prevent logical and physical risks, including information security and cyber risks to our people, intellectual property, data and tangible property. Our SVP of Technology has over two decades of relevant experience in roles such as systems controls, audit, governance, software development/design/engineering, systems implementation, information/operations technology infrastructure operations, cybersecurity, and overall management of the technology function. Most of that experience has been in the energy and financial services sectors. The Company has also engaged a third-party information technology expert to assist the Company’s in-house information technology function in managing cybersecurity risks and evaluating, monitoring, and testing the Company’s cybersecurity program. Furthermore, members within the team possess cybersecurity relevant credentials such as CISM and CISSP.
How Senior Management is Informed of and Monitors Incidents
Certain members of our senior management team are responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risks are monitored, implementing appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is under the direction of our SVP of Technology (in coordination with certain members of our senior management team), who receives reports from our information technology team and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Certain members of our senior management team are notified as appropriate when the information technology team identifies an emerging risk or material issue.
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
On September 9, 2025, CO Buffalo Flats LLC and GB Solar TE 2020 Holdings LLC, subsidiaries of the Company, filed a Demand for Arbitration with the American Arbitration Association against the Project’s EPC contractor and its surety relating to module performance issues at a utility-scale solar photovoltaic project (the “Project”). Following identification of certain operational concerns, the Company initiated an engineering review and engaged independent consultants to evaluate, among other matters, module selection, module quality and compatibility with the Project’s mounting structure. The Company provided formal notice of claims to the EPC contractor, the module manufacturer and other potentially responsible parties pursuant to applicable project agreements. The Company is also evaluating potential recovery under contractual warranties, indemnities and applicable insurance policies. The arbitration is pending, and a procedural schedule is in the process of being established, with hearings currently proposed for September 2027. The Company cannot predict the timing or the resolution of this matter.
On July 25, 2025, Robin MCK LLC (“Robin MCK”), a subsidiary of the Company, filed a complaint against McKesson Corporation (“McKesson”) in the Superior Court of New Jersey, Mercer County. The Company alleges that McKesson breached its contractual obligations under a PPA and associated site lease by refusing to permit repairs and reenergization of the rooftop solar energy facility following a July 2023 fire, and seeks declaratory relief, specific performance, injunctive relief, and monetary damages of not less than $18 million including damages related to claimed lost revenue, as well as additional amounts for lost renewable energy credits, environmental incentives, and interest. On January 30, 2026, McKesson filed an answer denying the allegations and asserting multiple affirmative defenses. McKesson did not assert any counterclaims in its filing. The litigation remains pending. The Company cannot predict the timing or the resolution of this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common shares, and therefore, there is a risk that a shareholder may not be able to sell our shares at a time or at a price acceptable to the shareholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.
Holders
As of December 31, 2025, the Company had approximately 10,218 holders of its common shares. Such information was obtained from the Company’s transfer agent.
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
The following tables reflect the distributions declared and paid during the year ended December 31, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
May 1, 2024	7,373	1,757	9,130
Total	$29,735	$7,056	$36,791
The following tables reflect the distributions that were declared during the year ended December 31, 2023:

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

All distributions paid for the years ended December 31, 2024 and 2023 were reported as a return of capital to members for tax reporting purposes.
Performance Graph
Not applicable.
Sales of Unregistered Securities
The Company suspended shareholder distributions effective immediately after the May 1, 2024 distribution payment and, in connection therewith, suspended the distribution reinvestment plan (“DRP”). Therefore, during 2025 the Company did not issue any shares related to the DRP. As of December 31, 2024, the Company issued 13.0 thousand Class P-A shares for net proceeds of $0.1 million, 0.4 million Class P-I shares for net proceeds of $3.2 million, 1.0 thousand Class P-D shares for net proceeds of $4.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.7 million, and 3.0 thousand Class P-T shares for net proceeds of $17.0 thousand under the DRP. These issuances were made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. No dealer manager fees, selling commissions or other sales charges were paid with respect to shares issued pursuant to the DRP except for distribution fees on Class P-S and Class P-T Shares.
Issuer Purchases of Equity Securities
The Company suspended the SRP on September 23, 2023, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. Prior to the suspension, pursuant to the SRP, the Company conducted quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV calculated by the Company for that class of shares. MSV is calculated using methodologies consistent with standard industry practices with procedures approved by the Company’s Board of Directors but should not be considered equivalent to stockholders’ equity or any other U.S. GAAP measure. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests except as noted above. The Board of Directors in the future may reauthorize the recommencement of the SRP; however, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement.
For the three months ended December 31, 2025, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 68.9 thousand Class A shares, 2.5 thousand Class C shares, 4.1 thousand Class I shares, nil Class P-A shares, 67.5 thousand Class P-I shares, nil Class P-D shares and nil Class P-S shares at a total purchase price of $267.0 thousand, $9.6 thousand, $16.0 thousand, nil, $291.9 thousand, nil and nil, respectively, pursuant to the SRP. For the three months ended December 31, 2024, the Company repurchased 4.0 thousand Class A shares, nil Class C shares, 17.0 thousand Class I shares, nil Class P-A shares, 82.0 thousand Class P-I shares, nil Class P-D shares and nil Class P-S shares at a total purchase price of $31.6 thousand, nil, $121.1 thousand, nil, $0.6 million, nil and $7.0 thousand, respectively, pursuant to the SRP.
The table below provides information related to the Company’s repurchase of shares during the three months ended December 31, 2025, 2024, and 2023, pursuant to the SRP:

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
October 1 to December 31, 2025	143	$4.09	143	9,769
October 1 to December 31, 2024	101	$7.86	101	9,767
October 1 to December 31, 2023	54	$7.67	54	9,821
The SRP limits repurchases (i) during any 12-month period, to 20.00% of our weighted average number of outstanding shares, and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed below. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Annual Report does not constitute an offer of any of the Company’s managed funds described herein.
Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2025, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.8 gigawatts (“GW”), which includes operating capacity of approximately 1.4 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects in the IPP segment during the year ended December 31, 2025. Refer to Note 3. Acquisitions and Divestitures for further details. As of December 31, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company currently categorizes its business in two reportable segments: IPP and IM. As of December 31, 2025, the Company provides, through GCM, investment management services to four investment entities – GROZ, GDEV I, GDEV II and GREC II. See Part I — Item 1. Business for a further discussion of our business.
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors and will primarily depend on, among other things: the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy, energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are pre-operating because they are currently under construction and the cost to construct such assets. Additionally, our operations are impacted by interest rates, the cost of financing provided by other financial market participants and the ability to raise capital through its managed funds. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM’s investment management platform and the related generation of management fees and incentive fees revenue.
Current Market Environment
One Big Beautiful Bill Act of 2025 (the “OBBBA”)
On July 4, 2025, the OBBBA was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects. Among other changes, the OBBBA accelerates the phase-out of the Clean Electricity Investment Tax Credit (“Section 48E”) and the Clean Energy Production Tax Credit (“Section 45Y”) for clean electricity projects. Previously under the Inflation Reduction Act of 2022 (the “IRA”), Section 48E and 45Y credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the new provisions, these credits will no longer be available for facilities placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible.

Under the IRA, certain eligible solar projects could qualify for a bonus credit amount if the solar energy project satisfied certain “domestic content” requirements. The OBBBA increased the domestic content threshold for the bonus credit under Section 48E such that projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%. In addition, the OBBBA adopted new foreign entity of concern (“FEOC”) rules designed to deny clean energy tax incentives to clean energy projects that use equipment beyond statutory guidelines from “prohibited foreign entities.” The FEOC rules also deny these incentives to taxpayers that rely beyond certain thresholds on equity or debt from prohibited foreign entities or that make payments to prohibited foreign entity counterparties under contracts or licensing agreements that give such counterparties “effective control” over an eligible project. Compliance with FEOC restrictions will be required beginning in 2026 as the U.S. Department of the Treasury (the “Treasury”) is expected to issue additional interpretive guidance through future rulemaking.

On July 7, 2025, the President issued Executive Order 14315, directing the Treasury to revise guidance governing when construction is considered to begin for purposes of qualifying for the Section 45Y and Section 48E clean energy tax credits. In response, Treasury issued Notice 2025-42 on August 15, 2025, which modified the “beginning of construction” framework. For projects that begin construction on or after September 2, 2025, the notice eliminated the 5% safe harbor for solar projects larger than 1.5 MW (AC) and for all wind projects. Projects that began construction prior to that date remain subject to prior IRS guidance. The 5% safe harbor continues to apply to solar facilities with a capacity of 1.5 MW or less.
Under the revised rules, the physical work test is the sole method for establishing that construction has begun for affected projects. This test requires the commencement of physical work of a significant nature, without regard to cost, and may include certain on-site and off-site activities, but excludes preliminary activities such as planning, permitting, and financing. The guidance retains a four-year continuity safe harbor under which a project is deemed to satisfy continuous construction requirements if it is placed in service within four calendar years following the calendar year in which construction began, subject to exceptions for certain excusable delays, including permitting, interconnection, supply-chain disruptions, and force majeure events.
Executive Order 14315 also directed Treasury to implement the FEOC provisions of the OBBBA, and additional guidance is expected. The Company is currently evaluating the potential impact of Notice 2025-42 and anticipated FEOC guidance on its development pipeline, construction timelines, financing arrangements, and ability to qualify for federal clean energy tax credits. Any failure to satisfy applicable domestic content, FEOC, or beginning-of-construction requirements could materially and adversely affect the value of such tax credits and the Company’s results of operations and financial condition.
General Market Risks
The Company’s business and the success of its strategies are generally affected by global and domestic economic, political and market conditions, including the local economic conditions of where its assets are located. Certain external events such as public health crises, natural disasters and geopolitical events may lead to increased financial and credit market volatility and disruptions, including inflationary pressures, changes in interest rates, supply chain issues, tariffs, labor shortages and recessionary concerns. While inflation rates moderated in 2025, we have been impacted by heightened inflationary pressures, Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending, increased tariffs and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company continues to monitor these events and will adjust its operations as necessary.
Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have historically benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, recent legislative and regulatory developments, including the enactment of the OBBBA and related executive actions, have introduced new limitations and uncertainties regarding the availability and structure of certain clean energy tax credits. We will continue to assess any further developments for potential impacts in future periods.

Impact of Government Incentives
The renewable energy and energy efficiency sector has historically benefited from significant incentives and support from U.S. federal, state and local governments to promote the development and use of renewable energy and energy-saving technologies. These incentives have historically functioned to increase the revenue generated by renewable energy projects and the equity returns available to investors in such projects. Energy efficiency projects may be eligible for incentives at the U.S. federal, state and local levels that can be applied to offset certain project development and implementation costs. In addition, governments in other jurisdictions provide various incentives to support renewable energy and energy efficiency initiatives. Corporate entities may be eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, accelerated depreciation, and incentives.
U.S. Federal Incentives
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, certain renewable energy and energy efficiency projects are eligible to recover capital investments through accelerated depreciation. Bonus depreciation under Section 168(k) of the Internal Revenue Code was subject to a phase‑down under prior law, with percentages scheduled to decline for property placed in service in successive years. However, the OBBBA restored 100% bonus depreciation and made it permanent for most qualifying property acquired and placed in service on or after January 20, 2025, allowing immediate expensing of the full cost of such property in the year it is placed in service. Property acquired (or under a binding contract) before January 20, 2025 generally remains subject to the earlier phase‑down schedule. Certain renewable energy assets and energy storage technologies may also qualify as five‑year property under MACRS for cost‑recovery purposes. These accelerated cost recovery provisions affect the timing of tax deductions for capital investments, enhancing cash flow and the economics of qualifying projects. Projects placed in service after this date may benefit from immediate expensing of capital costs, which could improve near-term cash flows and reduce taxable income. The Company is still evaluating the impact of this provision on its financial position and future project economics.
Inflation Reduction Act of 2022 (“IRA”)
The IRA contained a number of revisions to the Internal Revenue Code, including business tax credits and incentives for the development of clean energy projects and the production of clean energy which historically provided strong tailwinds to the renewable energy industry. However, recent legislative developments, including the enactment of the OBBBA in July 2025, have introduced material changes to these programs, including accelerated phase-outs and more stringent eligibility requirements. As a result, the long-term benefits of the IRA may be diminished. Refer to Part I, Item 1.Business for further details.
Size of Fleet
The size of our fleet of operating renewable energy projects is one of the key revenue drivers. Generally, as the size of our operating fleet grows, the amount of revenue we receive will increase. In addition, our fleet of renewable energy projects may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of our success in acquiring such assets cannot be predicted.
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
Pre-Operational Assets
We must complete construction and reach commercial operations before revenue can be generated for the pre-operational renewable energy projects in our IPP business that the Company has previously acquired. We believe these assets, once operational, will generate significant operating revenues for our business.

Electricity Prices
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. We generally seek projects that have long-term contracts, ranging from 10 to 25 years, which mitigate the effects of volatility in energy prices on our business. To the extent that we have projects that have shorter term contracts with the potential of producing higher risk-adjusted returns, this may subject us to risk should energy prices change. Generally, our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. We believe the take-or-pay nature of our contracts is a significant factor in managing our exposure to the daily volatility of the electricity market prices. On average, the contracts in our existing operating portfolio have an approximate remaining life of 17 years.
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
Investment Management revenue
The IM segment and the related revenue are driven by GCM’s investment management platform. These include management fee and incentives, performance-based fee revenue from current and future third-party funds managed by GCM as well as administrative revenue from certain of its managed funds through services performed by Greenbacker Administration.
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
Operating Expenses
Direct operating costs
Direct operating costs within the IPP segment represent the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance, property taxes and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs on the Consolidated Statements of Operations. Direct operating costs exclude any depreciation, amortization and accretion expense.

Direct operating costs within the IM segment represent the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
General and administrative
IPP and IM
General and administrative costs for the IPP and IM segments primarily consist of salaries and other compensation, professional services and consulting fees, occupancy costs and hardware and software costs.
Corporate
General and administrative costs also include the unallocated corporate expenses that represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses include non-recurring professional services and legal fees.
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

Results of Operations
Years ended December 31, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$182,534	$185,225	$(2,691)	(1.5)%
Investment Management revenue	11,482	18,757	(7,275)	(38.8)%
Other revenue	4,624	6,085	(1,461)	(24.0)%
Contract amortization, net	(7,419)	(14,301)	6,882	(48.1)%
Total net revenue	$191,221	$195,766	$(4,545)	(2.3)%

Operating expenses
Direct operating costs	94,580	111,749	(17,169)	(15.4)%
General and administrative	57,459	52,552	4,907	9.3%
Change in fair value of contingent consideration	(300)	(39,348)	39,048	(99.2)%
Depreciation, amortization and accretion	80,782	81,953	(1,171)	(1.4)%
(Gain) loss on asset disposition	95,339	12,932	82,407	NM
(Gain) loss on deconsolidation, net	—	(5,622)	5,622	(100.0)%
Impairment of goodwill	—	221,314	(221,314)	(100.0)%
Impairment of long-lived assets, net and termination costs	46,846	88,410	(41,564)	(47.0)%
Total operating expenses	374,706	523,940	(149,234)	(28.5)%

Operating income (loss)	(183,485)	(328,174)	144,689	44.1%

Interest income (expense), net	(79,892)	(7,612)	(72,280)	(949.6)%
Change in fair value of investments, net	(5,380)	(14,701)	9,321	63.4%
Income from sale-leaseback transfer of tax benefits	32,951	22,764	10,187	44.8%
Gain on liability extinguishment	15,417	—	15,417	N/A
Other income (expense), net	(2,624)	2,436	(5,060)	NM

Income (loss) before income taxes	(223,013)	(325,287)	102,274	31.4%
Benefit from income taxes	8,124	19,378	(11,254)	58.1%
Net income (loss)	$(214,889)	$(305,909)	$91,020	29.8%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(20,244)	(63,609)	43,365	68.2%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)	$47,655	19.7%

The following table presents a discussion of the Company’s results of operations for each segment for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$182,534	$—	$—	$182,534	$185,225	$—	$—	$185,225
Investment Management revenue	—	11,482	—	11,482	—	18,757	—	18,757
Other revenue	4,624	—	—	4,624	6,085	—	—	6,085
Operating revenue	$187,158	$11,482	$—	$198,640	$191,310	$18,757	$—	$210,067
Contract amortization, net	(7,419)	—	—	(7,419)	(14,301)	—	—	(14,301)
Total net revenue	$179,739	$11,482	$—	$191,221	$177,009	$18,757	$—	$195,766

Operating expenses
Direct operating costs	$81,868	$12,712	$—	$94,580	$95,049	$16,700	$—	$111,749
General and administrative	12,120	4,292	41,047	57,459	15,231	8,020	29,301	52,552
Change in fair value of contingent consideration	—	—	(300)	(300)	—	—	(39,348)	(39,348)
Depreciation, amortization and accretion	76,483	4,299	—	80,782	73,790	8,163	—	81,953
(Gain) loss on asset disposition	95,339	—	—	95,339	12,932	—	—	12,932
(Gain) loss on deconsolidation, net	—	—	—	—	(5,622)	—	—	(5,622)
Impairment of goodwill	—	—	—	—	200,338	20,976	—	221,314
Impairment of long-lived assets, net and termination costs	46,846	—	—	46,846	37,982	50,428	—	88,410
Total operating expenses	$312,656	$21,303	$40,747	$374,706	$429,700	$104,287	$(10,047)	$523,940

Operating income (loss)	$(132,917)	$(9,821)	$(40,747)	$(183,485)	$(252,691)	$(85,530)	$10,047	$(328,174)
Operating income (loss) margin(1)	(74)%	(86)%	N/A	(96)%	(143)%	(456)%	N/A	(168)%

Segment adjusted EBITDA(2)	$96,670	$(2,605)	$(22,024)	$72,041	$81,197	$2,051	$(23,498)	$59,750
Segment adjusted EBITDA margin(3)	52%	(23)%	N/A	36%	42%	11%	N/A	28%
(1)Operating income (loss) margin is calculated by dividing Operating income (loss) by Total net revenue.
(2)See below for a reconciliation of total Segment Adjusted EBITDA to Net income (loss). See also Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements for more information regarding our segment determination.
(3)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the years ended December 31,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$96,670	$81,197
IM Adjusted EBITDA	(2,605)	2,051
Total Segment Adjusted EBITDA	$94,065	$83,248

Reconciliation:
Total Segment Adjusted EBITDA	$94,065	$83,248
Unallocated corporate expenses	(22,024)	(23,498)
Total Adjusted EBITDA	$72,041	$59,750

Add (less):
Share-based compensation expense	10,805	378
Change in fair value of contingent consideration	(300)	(39,348)
(Gain) loss on deconsolidation, net	—	(5,622)
(Gain) loss on asset disposition(1)	94,741	12,932
Impairment of goodwill	—	221,314
Impairment of long-lived assets, net and termination costs	46,846	88,410
Depreciation, amortization and accretion(2)	88,689	97,056
Non-recurring professional services and legal fees	7,636	8,654
Non-recurring salaries and personnel related expenses(3)	7,109	4,150
Operating income (loss)	$(183,485)	$(328,174)

Interest income (expense), net	(79,892)	(7,612)
Change in fair value of investments, net	(5,380)	(14,701)
Income from sale-leaseback transfer of tax benefits	32,951	22,764
Gain on liability extinguishment	15,417	—
Other income (expense), net	(2,624)	2,436
Income (loss) before income taxes	$(223,013)	$(325,287)

Benefit from income taxes	8,124	19,378
Net income (loss)	$(214,889)	$(305,909)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(20,244)	(63,609)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)
1.Includes (gains) losses on certain lease terminations included in Direct operating costs on the Consolidated Statements of Operations.
2.Includes contract amortization, net in the amount of $7.4 million and $14.3 million for the years ended December 31, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
3.Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.

Refer to Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.
Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $182.5 million for the year ended December 31, 2025, a decrease of $2.7 million, or 1.5%, compared to the same period in 2024. The decrease was primarily driven by a decrease in REC revenue generated by our operating renewable energy projects primarily due to the sale of certain projects, partially offset by an overall increase in PPA revenue and battery storage revenue. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $87.3 million of Energy revenue from PPAs, a decrease of $0.5 million, or 0.6%, and the Company’s operating wind fleet generated $68.9 million of Energy revenue from PPAs, an increase of $3.2 million, or 4.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The overall increase in combined solar and Wind PPA revenue was primarily driven by additional assets being placed into operation (see statistics included herein) and better overall availability of solar and wind resources. This increase in PPA revenue was more than offset by the impact of the sale of Celadon Manager LLC, Dogwood Manager LLC and the projects previously owned by GREC Entity Holdco, a decrease in REC and other incentive revenue of $5.4 million primarily due to the sale of certain projects compared to the year ended December 31, 2024, and a decrease in biomass revenue of $1.5 million due to the absence of biomass production contributed by the Company’s subsidiary, EVCE, in the year ended December 31, 2025, which filed for bankruptcy in April 2024.
The Company’s operating solar fleet includes 166 operating assets comprising 950 MW of capacity as of December 31, 2025, a decrease of 170 operating assets and 257 MW of capacity compared to December 31, 2024. Total production was 1.5 million MWh for the year ended December 31, 2025, a decrease of 48.9 thousand MWh or 3.3% compared to the same period for 2024. The decrease in production was primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during the year ended December 31, 2025, partially offset by additional assets being placed into operation during and subsequent to the year ended December 31, 2024.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of December 31, 2025, a decrease of 2 operating assets and 17 MW of capacity compared to December 31, 2024. Total production was 1.2 million MWh for the year ended December 31, 2025, an increase of 9.8 thousand MWh or 0.8% compared to the same period for 2024. The increase in production was due to overall better availability of wind resources, partially offset by the sale of two smaller-scale wind sites during the year ended December 31, 2025.
The following table presents summary statistics on the IPP fleet as of December 31, 2025 and 2024:

Portfolio Metrics	December 31, 2025	December 31, 2024	Total Change	Total Change as %
Power production capacity of operating fleet (MW)	1,336	1,650	(314)	(19)%
Power-generating capacity of pre-operational fleet (MW)	1,364	1,474	(110)	(7)%
Total power-generating capacity of fleet (MW)	2,700	3,124	(424)	(14)%
Total number of fleet assets	220	420	(200)	(48)%
The following table presents a detailed breakdown of the changes in total IPP fleet capacity for the year ended December 31, 2025 compared with the year ended December 31, 2024:

Portfolio Metrics (MW)	Assets Sold or Disposed	Assets Placed into Service	Change in Capacity	Total Change
Change in power production capacity of operating fleet during period	(344)	30	—	(314)
Change in power-generating capacity of pre-operational fleet during period	(90)	(30)	10	(110)
Total changes in power-generating capacity of fleet during period	(434)	—	10	(424)

The Company produced approximately 2.7 million MWh of total power during the year ended December 31, 2025, a year-over-year decrease of 2% primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC and the absence of the biomass production contributed by EVCE which filed for bankruptcy in April 2024. This decrease was partially offset by additional solar assets being placed into operation as well as due to overall better availability of solar and wind resources for the year ended December 31, 2025.
The following table presents the Company’s operating fleet production by asset type for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
MWh by Technology	2025	2024	% Change
Solar	1,455,632	1,504,580	(3)%
Wind	1,246,220	1,236,431	1%
Biomass	—	12,938	(100)%
Total	2,701,852	2,753,949	(2)%
Other revenue - IPP
Other revenue from the IPP segment was $4.6 million for the year ended December 31, 2025, representing a decrease of $1.5 million, or 24.0%, compared to the same period in 2024. This decrease was primarily driven by lower interest income recognized from notes receivable, as the related loans were paid off in 2024.
Contract amortization, net - IPP
The Company recognized $7.4 million of Contract amortization, net from the IPP segment during the year ended December 31, 2025, representing a decrease of $6.9 million, or 48.1%, compared to the same period in 2024. This decrease was primarily attributable to the derecognition of two out-of-market contracts following the termination of these related PPAs in 2024, partially offset by amortization associated with additional assets being placed in service during 2025.
Direct operating costs - IPP

	For the years ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$31,529	$49,411	$(17,882)	(36.2)%
Property taxes, insurance and site lease	34,569	33,006	1,563	4.7%
Salaries and benefits, professional fees and other	15,770	12,632	3,138	24.8%
Direct operating costs - IPP	$81,868	$95,049	$(13,181)	(13.9)%
Direct operating costs from the IPP segment were $81.9 million for the year ended December 31, 2025, representing a decrease of $13.2 million, or 13.9%, compared to the same period in 2024. The decrease was primarily driven by $18.4 million of fees related to the termination of certain solar module supply contracts in 2024 with no comparable costs incurred in 2025 as well as reductions in corrective maintenance and transportation expenses following EVCE’s bankruptcy filing in April 2024. These decreases were partially offset by higher lease expense associated with the acquisition of the Cider project in the third quarter of 2024 and higher professional fees in 2025.
General and administrative - IPP
General and administrative expense for the IPP segment was $12.1 million for the year ended December 31, 2025, a decrease of $3.1 million, or 20.4%, compared to the same period in 2024. The decrease in General and administrative expense is primarily related to an overall decrease in salary and compensation expense due to the lower headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $76.5 million for the year ended December 31, 2025, an increase of $2.7 million, or 3.6%, compared to the same period in 2024. The increase was primarily related to additional assets being placed in operation subsequent to 2024, partially offset by the impacts of the sales of the assets of GREC Entity HoldCo, Celadon Manager LLC, and Dogwood Manager LLC during the year ended December 31, 2025.

(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a loss of $95.3 million for the year ended December 31, 2025, an increase of $82.4 million compared to the same period in 2024. The increase was primarily driven by losses recognized in 2025 related to the sale of assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC.
(Gain) loss on deconsolidation, net
The Company did not record a (Gain) loss on deconsolidation, net for the year ended December 31, 2025 compared to a (Gain) loss on deconsolidation, net of $5.6 million recognized within the IPP segment during the same period in 2024. During 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, EVCE was deconsolidated from the Company’s Consolidated Financial Statements effective April 17, 2024.
Impairment of long-lived assets, net and termination costs
Impairment of long-lived assets, net and termination costs in the IPP segment was $46.8 million for the year ended December 31, 2025, an increase of $8.9 million or 23% compared to the same period in 2024. During 2025, the Company recognized impairment losses of $40.1 million related to two operational wind projects, nine development-stage solar projects, and certain other assets as the Company determined the carrying value of these long-lived assets was no longer recoverable. The Company also incurred $6.8 million in termination fees associated with the termination of certain PPAs for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized impairment losses of $19.1 million on various development-stage solar projects. In addition, the Company recorded $13.6 million in 2024 for charges related to the termination of certain PPAs which were ultimately not required to be paid and extinguished in 2025.
Investment Management
Revenue
Revenue from the IM segment was $11.5 million for the year ended December 31, 2025, a decrease of $7.3 million or 38.8%, compared to the same period in 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in the base management fee rate and a new cap on the administrative fee for services GCM provides to GREC II. Refer to Part II — Item 8 — Note 16. Related Parties for more information.
Direct operating costs – IM
Direct operating costs of the IM segment were $12.7 million for the year ended December 31, 2025, a decrease of $4.0 million, or 23.9%, compared to the same period in 2024. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment. Direct operating costs for the IM segment primarily consist of expenses related to marketing, investor relations, and legal costs associated with the IM segment.
General and administrative – IM
General and administrative expense for the IM segment was $4.3 million for the year ended December 31, 2025, a decrease of $3.7 million or 46.5%, compared to the same period in 2024. The decrease in General and administrative expense was primarily driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount and lower share-based compensation expense related to GDEV II incentive units.

Corporate
General and administrative
General and administrative expense for Corporate was $41.0 million for the year ended December 31, 2025, an increase of $11.7 million, or 40.1%, compared to the same period in 2024. The increase was primarily driven by a reversal of stock-based compensation expense of $10.6 million recorded in 2024 related to EO Awards. This reversal was recorded as the Company no longer expected the outstanding EO Awards to vest. The increase also reflects stock-based compensation expense related to an independent contractor’s interest in GDEV Management.
Change in fair value of contingent consideration
The Change in fair value of contingent consideration for Corporate resulted in a gain of $0.3 million for the year ended December 31, 2025, compared to a gain of $39.3 million recorded in the same period in 2024. The gain recognized in 2024 was primarily driven by a reduction in the probability that the applicable Earnout Shares would vest, which substantially reduced the contingent consideration liability. The contingent consideration was further reduced to zero during the year ended December 31, 2025 due to a further reduction in the probability of the Earnout Shares becoming participating.
Non-operating income and expense
Interest income (expense), net
Interest income (expense), net was $79.9 million of expense for the year ended December 31, 2025, compared to $7.6 million of expense for the same period in 2024. The increase in expense is primarily driven by unfavorable changes in the fair value of the interest rate swaps recorded directly through earnings that were previously recorded through Other comprehensive income, due to the dedesignation of our interest rate swaps in the fourth quarter of 2024. This was partially offset by an increase in swap amortization, which reduces interest expense, related to the dedesignated interest rate swaps, as well as an increase in capitalized interest related to significant project expenditures during the year ended December 31, 2025.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $5.4 million for the year ended December 31, 2025, compared to a loss of $14.7 million in the same period in 2024. The loss in the current year period was primarily related to a decrease in the fair value of the Company’s investments in GDEV I and GDEV II due to unrealized losses on the funds’ investments as well as a decrease in the fair value of the Company’s investment in GDEV OYA Lender due to the termination of certain development projects owned by the investee.
Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $33.0 million for the year ended December 31, 2025, an increase of $10.2 million or 45% compared to the same period in 2024. The income is driven by the recognition of deferred income from the transfer of tax credits related to the Company’s three sale leaseback financings. The Company recognizes deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. The first anniversary of two of the three financings occurred in 2024, compared to all three reaching an anniversary date during 2025. Refer to Part II — Item 8 – Note 11. Debt for more information.
Gain on liability extinguishment
The Company recorded a gain of $15.4 million for the year ended December 31, 2025 in Gain on liability extinguishment, with no corresponding amount recognized in the year ended December 31, 2024. Certain of the Company’s subsidiaries previously executed a general assignment for the benefit of creditors (“ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. As a result, the Company had impaired substantially all the assets of these subsidiaries in 2024 and simultaneously recorded a liability for damages due to the offtaker. As of December 31, 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain on liability extinguishment within the Consolidated Statements of Operations.
Benefit from income taxes
Benefit from income taxes was a benefit of $8.1 million for the year ended December 31, 2025, compared to $19.4 million for the same period in 2024, primarily driven by a decrease in losses allocated to NCI and an increase in the valuation allowance.

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was a loss of $20.2 million for the year ended December 31, 2025, compared to a loss of $63.6 million for the same period in 2024. The decrease is primarily related to a decrease in the allocation of nonrecurring tax benefits generated at certain tax equity partnerships to the respective tax equity partners as well as contractual provisions in the applicable agreements governing the timing of tax benefits in the calculation of the tax equity partners’ returns.

Year ended December 31, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the year ended December 31, 2024 and 2023:

	For the years ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$185,225	$159,301	$25,924	16.3%
Investment Management revenue	18,757	13,490	5,267	39.0%
Other revenue	6,085	8,434	(2,349)	(27.9)%
Contract amortization, net	(14,301)	(8,060)	(6,241)	(77.4)%
Total net revenue	$195,766	$173,165	$22,601	13.1%

Operating expenses
Direct operating costs	111,749	105,586	6,163	5.8%
General and administrative	52,552	60,617	(8,065)	(13.3)%
Change in fair value of contingent consideration	(39,348)	(603)	(38,745)	6425.4%
Depreciation, amortization and accretion	81,953	125,743	(43,790)	(34.8)%
(Gain) loss on asset disposition	12,932	—	12,932	N/A
(Gain) loss on deconsolidation, net	(5,622)	—	(5,622)	N/A
Impairment of goodwill	221,314	—	221,314	N/A
Impairment of long-lived assets, net and termination costs	88,410	59,294	29,116	49.1%
Total operating expenses	523,940	350,637	173,303	49.4%

Operating income (loss)	(328,174)	(177,472)	(150,702)	(84.9)%

Interest income (expense), net	(7,612)	(20,328)	12,716	(62.6)%
Change in fair value of investments, net	(14,701)	932	(15,633)	1677.4%
Income from sale-leaseback transfer of tax benefits	22,764	—	22,764	N/A
Other expense, net	2,436	(267)	2,703	(1012.4)%

Income (loss) before income taxes	(325,287)	(197,135)	(128,152)	(65.0)%
Benefit from income taxes	19,378	21,548	(2,170)	(10.1)%
Net income (loss)	$(305,909)	$(175,587)	$(130,322)	(74.2)%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	32,507	33.8%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(162,829)	(204.9)%

A discussion of the results of operations for the year ended December 31, 2024 and 2023:

	Year ended December 31,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$185,225	$—	$—	$185,225	$159,301	$—	$—	$159,301
Investment Management revenue	—	18,757	—	18,757	—	13,490	—	13,490
Other revenue	6,085	—	—	6,085	8,434	—	—	8,434
Operating revenue	$191,310	$18,757	$—	$210,067	$167,735	$13,490	$—	$181,225
Contract amortization, net	(14,301)	—	—	(14,301)	(8,060)	—	—	(8,060)
Total net revenue	$177,009	$18,757	$—	$195,766	$159,675	$13,490	$—	$173,165

Operating expenses
Direct operating costs	$95,049	$16,700	$—	$111,749	$91,911	$13,675	$—	$105,586
General and administrative	15,231	8,020	29,301	52,552	13,992	3,680	42,945	60,617
Change in fair value of contingent consideration	—	—	(39,348)	(39,348)	—	—	(603)	(603)
Depreciation, amortization and accretion	73,790	8,163	—	81,953	116,506	9,237	—	125,743
(Gain) loss on asset disposition	12,932	—	—	12,932	—	—	—	—
(Gain) loss on deconsolidation, net	(5,622)	—	—	(5,622)	—	—	—	—
Impairment of goodwill	200,338	20,976	—	221,314	—	—	—	—
Impairment of long-lived assets, net and termination costs	37,982	50,428	—	88,410	59,294	—	—	59,294
Total operating expenses	$429,700	$104,287	$(10,047)	$523,940	$281,703	$26,592	$42,342	$350,637

Operating loss	$(252,691)	$(85,530)	$10,047	$(328,174)	$(122,028)	$(13,102)	$(42,342)	$(177,472)
Operating loss margin(1)	(143)%	(456)%	N/A	(168)%	(76)%	NM	N/A	(102)%

Segment adjusted EBITDA(2)	$81,197	$2,051	$(23,498)	$59,750	$62,180	$(2,674)	$(27,754)	$31,752
Segment adjusted EBITDA margin(3)	42%	11%	N/A	28%	37%	(20)%	N/A	18%
(1)Operating loss margin is calculated by dividing operating income (loss) by total net revenue.
(2)See below for a reconciliation of total Segment Adjusted EBITDA to Net income (loss). See also Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements for more information regarding our segment determination.
(3)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the years ended December 31,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$81,197	$62,180
IM Adjusted EBITDA	2,051	(2,674)
Total Segment Adjusted EBITDA	$83,248	$59,506

Reconciliation:
Total Segment Adjusted EBITDA	$83,248	$59,506
Unallocated corporate expenses	(23,498)	(27,754)
Total Adjusted EBITDA	$59,750	$31,752

Add (less):
Share-based compensation expense	378	11,248
Change in fair value of contingent consideration	(39,348)	(603)
Non-recurring professional services and legal fees	8,654	3,388
Non-recurring salaries and personnel related expenses	4,150	1,250
(Gain) loss on deconsolidation, net	(5,622)	—
(Gain) loss on asset disposition	12,932	—
Depreciation, amortization and accretion(1)	97,056	134,647
Impairment of goodwill	221,314	—
Impairment of long-lived assets, net and termination costs	88,410	59,294
Operating income (loss)	$(328,174)	$(177,472)

Interest income (expense), net	(7,612)	(20,328)
Income from sale-leaseback transfer of tax benefits	22,764	—
Change in fair value of investments, net	(14,701)	932
Other income (expense), net	2,436	(267)
Income (loss) before income taxes	$(325,287)	$(197,135)

Benefit from income taxes	19,378	21,548
Net income (loss)	$(305,909)	$(175,587)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)
(1)Includes contract amortization, net in the amount of $14.3 million and $8.1 million for the year ended December 31, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.

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
The following table presents the Company’s production by asset type for the years ended December 31, 2024 and 2023:

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
Direct Operating Costs - IPP

	For the years ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$62,343	$44,360	$17,983	40.5%
Property taxes, insurance and site lease	33,006	27,282	5,724	21.0%
Salaries and benefits, professional fees and other	12,632	20,269	(7,637)	(37.7)%
Direct operating costs - IPP	$107,981	$91,911	$16,070	17.5%
Direct operating costs from the IPP segment were $108.0 million for the year ended December 31, 2024, an increase of $16.1 million, or 17.5%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to increased operating costs from additional assets being placed into operation during and subsequent to December 31, 2023, a settlement agreement with a third-party vendor resulting in forfeiture of advance deposits of $16.0 million due to the termination of the existing purchase contract in order to acquire the solar panels needed for our development and construction pipeline from a different vendor with significantly better economic proposition due to reduced expected cash outlays, and an increase of $3.1 million in lease expense due to the acquisition of the Cider assets in 2024. This was partially offset by lower direct operating costs for salaries and benefits, professional fees and other, which was primarily driven by lower professional fees, lower miscellaneous expense such as bad debt expense and lower operating costs related to EVCE due to bankruptcy filed in early 2024, as well as a gain from insurance proceeds from a damaged power transformer in the year ended December 31, 2024. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures and Note 8. Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for more information on the acquisition of the Cider assets, deconsolidation of EVCE and the gain from insurance proceeds, respectively.
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
Impairment of goodwill
Impairment of goodwill recorded for the IPP segment was $200.3 million for the year ended December 31, 2024. The Company completed the quantitative test to evaluate impairment of goodwill as of October 1, 2024. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. After the completion of the quantitative test, the Company fully impaired the goodwill and recognized an impairment of $221.3 million of which $200.3 million related to the IPP reporting unit. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements for more information.

Impairment of long-lived assets
Impairment of long-lived assets, net and project termination costs from the IPP segment was $38.0 million for the year ended December 31, 2024 a decrease of $21.3 million or 35.8%, compared to the same period for 2023. The Company recognized an impairment of long-lived assets due to a change in state regulations that affected six projects for the year ended December 31, 2024. The Company recorded an impairment of $12.9 million during the year ended December 31, 2024 related to two development-stage projects due to the notice of termination of the PPAs by the offtaker in 2024. This was as a result of events of default for failure to meet existing contractual milestones under the applicable PPA contracts. Additionally, the Company recorded $13.6 million in project termination fees for termination charges for the same two development-stage projects. During the fourth quarter of 2024, the Company recognized impairment of long-lived assets of 5.4 million related to solar modules that were determined to be not recoverable.
In 2023, the Company impaired the long-lived assets of a certain renewable energy asset and, as such, recorded a charge of $59.3 million, of which $7.3 million was associated with the plant and equipment asset for the year ended December 31, 2023, and the remainder was associated with the favorable PPA contract. Refer to Part II — Item 8 — Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements for more information.
Investment Management
Revenue
Revenue from the IM segment was $18.8 million for the year ended December 31, 2024, an increase of $5.3 million or 39.0%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements for more information.
Direct Operating Costs – IM
Direct operating costs from the IM segment were $16.7 million for the year ended December 31, 2024, an increase of $3.0 million or 22.1%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to an overall increase in salary and compensation related expenses in the IM segment. Direct operating costs primarily consisted of the salary and compensation related expenses for the employees who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative
General and administrative expense for the IM segment was $8.0 million for the year ended December 31, 2024, an increase of $4.3 million or 117.9%, compared to the same period for 2023. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses for employees providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive units. Refer to Part II — Item 8 — Note 19. Share-based Compensation in the Notes to the Consolidated Financial Statements for more information on GDEV II incentive fees.
Impairment of goodwill
Impairment of goodwill from the IM segment was $21.0 million for the year ended December 31, 2024. The Company completed the quantitative test to evaluate impairment of goodwill as of October 1, 2024. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. Management judgment was involved in estimating these variables, and they included uncertainties associated with forecasting future events. After the completion of the quantitative test, the Company fully impaired the goodwill and recognized an impairment of $221.3 million of which $21.0 million related to goodwill in the IM reporting unit. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements for more information.

Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IM segment was $50.4 million for the year ended December 31, 2024. During the fourth quarter of 2024, in conjunction with the quantitative test to evaluate impairment of goodwill described above, the Company also performed a quantitative test of the channel partner relationships and trademarks intangible assets and recognized an impairment in the IM reporting segment. After the completion of the quantitative test, the Company partially impaired the intangible assets and recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment. The IM reporting segment recorded no impairment of long-lived assets in 2023. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements for more information.
Corporate
General and administrative
General and administrative expense for Corporate was $29.3 million for the year ended December 31, 2024, a decrease of $13.6 million, or 31.8%, compared to the same period for 2023. The decrease in General and administrative expense primarily related to reversed stock compensation expense of $10.6 million associated with the related EO Awards. This reversal was in conjunction with the decrease in fair value of the Company’s contingent consideration liability related to the Earnout Shares since the Company does not expect the remaining Earnout Shares to become participating. Refer to Part II — Item 8 — Note 19. Share-based Compensation in the Notes to the Consolidated Financial Statements for more information.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for corporate was a favorable change of $39.3 million for the year ended December 31, 2024, compared to $0.6 million for the same period for 2023. This increase is driven by a reduction in the Company’s contingent consideration liability related to the Earnout Shares as the Company does not expect the remaining Earnout Shares to become participating. Refer to Part II — Item 8 — Note 18. Equity in the Notes to the Consolidated Financial Statements for more information.
Non-operating income and expense
Interest expense, net
Interest expense, net was $7.6 million for the year ended December 31, 2024, compared to $20.3 million for the same period for 2023. The decrease is primarily driven by an increase in the favorable changes in fair value of our interest rate swaps, offset by an increase in interest expense related to our sale-leaseback financings entered into during and subsequent to December 31, 2023. Refer to Part II — Item 8 – Note 11. Debt and Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $14.7 million for the year ended December 31, 2024, compared to a gain of $0.9 million in the same period for 2023. The change is primarily driven by the decrease in fair value of the Company’s investments, primarily due to a decrease in fair value of the Company’s investment in Aurora Solar of $12.6 million as a result of decreased forecasted capacity revenue as well as decreases in the fair value of its investments in OYA and GDEV I, partially offset by an increase in fair value of the Company’s GDEV II investment. Refer to Part II — Item 8 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements for more information.
Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $22.8 million for the year ended December 31, 2024. The income is primarily driven by the recognition of deferred income from the transfer of tax credits related to two of the Company’s sale leaseback financings. The Company will recognize deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. Since the Company first entered into these transactions in 2023, there was no such income recorded in the prior year period. Refer to Part II — Item 8 – Note 2. Significant Accounting Policies and Note 11. Debt in the Notes to the Consolidated Financial Statements for more information.
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

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	For the years ended December 31,
(in thousands)	2025	2024	2023
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)	$(79,471)
Add back or (deduct) the following:
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(20,244)	(63,609)	(96,116)
(Benefit) expense from income taxes	(8,124)	(19,378)	(21,548)
Interest (income) expense, net	79,892	7,612	20,328
Depreciation, amortization and accretion(1)	88,689	97,056	134,647
EBITDA	$(54,432)	$(220,619)	$(42,160)
Add back or (deduct) the following:
Share-based compensation expense	10,805	378	11,248
Change in fair value of contingent consideration	(300)	(39,348)	(603)
Change in fair value of investments, net	5,380	14,701	(932)
Income from sale-leaseback transfer of tax benefits	(32,951)	(22,764)	—
(Gain) loss on liability extinguishment	(15,417)	—	—
Other expense (income), net	2,624	(2,436)	267
(Gain) loss on deconsolidation, net	—	(5,622)	—
Loss (gain) on asset disposition(2)	94,741	12,932	—
Impairment of goodwill	—	221,314	—
Impairment of long-lived assets, net and termination costs	46,846	88,410	59,294
Non-recurring professional services and legal fees	7,636	8,654	3,388
Non-recurring salaries and personnel related expenses(3)	7,109	4,150	1,250
Adjusted EBITDA	$72,041	$59,750	$31,752
Cash portion of interest expense	(36,454)	(30,217)	(27,473)
Distributions to tax equity investors (4)	(17,445)	(18,848)	(15,748)
FFO	$18,142	$10,685	$(11,469)
(1)Includes contract amortization, net in the amount of $7.4 million, $14.3 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Includes (gains) losses on certain lease terminations included in Direct operating costs on the Consolidated Statements of Operations.
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
The Company’s primary sources of financing include corporate-level credit facilities or other secured and unsecured borrowings and the issuance of additional equity and debt securities as appropriate given market conditions. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, lease and sale and leaseback transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital returns from investments. There can be no guarantee, however, that financing will be available on acceptable terms or at all.
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
As of December 31, 2025 and December 31, 2024, the Company had $66.6 million and $120.1 million, respectively, in Cash and cash equivalents and $18.6 million and $38.4 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and/or (2) enter into new financing arrangements.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets and the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management. The Company suspended the payment of shareholder distributions in 2024 effective immediately after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP. Earlier, the Company suspended SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), to maintain the liquidity and capital resources to execute the Company’s broader business strategy.
If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to fund and continue our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Debt Outstanding
We supplement our equity capital through the use of prudent levels of borrowings both at the corporate level and the project level. The Fifth Operating Agreement does not impose limitations on the amount of borrowings we may employ either at the corporate level or the project level. As of December 31, 2025 and December 31, 2024, the Company had $1.3 billion and $1.1 billion, respectively, in outstanding debt. The Company has $225.9 million of revolver capacity available to draw on its existing debt facilities as of December 31, 2025. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 3.37% as of December 31, 2025.

As of December 31, 2025, the Company’s net leverage ratio met the requirement for the borrowings as defined in the terms of the credit facilities. Refer to Part II — Item 8 — Note 11. Debt in the Notes to the Consolidated Financial Statements for more information.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$43,640	$67,475
Net cash used in investing activities	(279,439)	(210,601)
Net cash provided by financing activities	161,554	117,039
Net decrease in Cash, cash equivalents and Restricted cash	$(74,245)	$(26,087)
Operating Activities
Net cash provided by operating activities was $43.6 million for the year ended December 31, 2025, a decrease of $23.8 million, compared to $67.5 million for the year ended December 31, 2024. The decrease in cash provided by operating was primarily attributable to the absence of $52.6 million of cash proceeds received in the prior-year period in connection with the termination of certain interest rate swaps. The decrease was further driven by unfavorable changes in working capital, including decreases in accounts payable and accrued expenses, increases in accounts receivable, and increases in other current and noncurrent assets. These decreases were partially offset by a reduction in other current and noncurrent liabilities, primarily related to the transfer of tax credits during the year ended December 31, 2025.
Investing Activities
Net cash used in investing activities was $279.4 million for the year ended December 31, 2025, an increase in cash used of $68.8 million, compared to $210.6 million for the year ended December 31, 2024. The increase in net cash used in investing activities is primarily due to an increase in payments made for ongoing construction projects of $520.7 million during the year ended December 31, 2025, primarily related to Cider as well as certain other pre-operating solar and battery fleet projects. This was partially offset by cash proceeds of $237.4 million primarily from the sale of Dogwood Manager LLC and Celadon Manager LLC and assets of GREC EH Holdco, insurance proceeds for damaged equipment due to fire, and return of capital from GDEV OYA Lender.
Financing Activities
Net cash provided by financing activities was $161.6 million for the year ended December 31, 2025, an increase of $44.5 million, compared to $117.0 million for the year ended December 31, 2024. The increase in net cash provided by financing activities was primarily due to an increase in cash proceeds on borrowings of $267.9 million, decrease in payments on borrowings of $164.5 million, and a decrease in shareholder distributions of $37.2 million due to the suspension of the Company’s DRP in 2024. This was offset by a decrease in net proceeds from sale-leaseback transactions of $25.8 million for the Company’s sale-leaseback arrangements entered into in 2024, lower contributions from noncontrolling interests of $54.5 million and higher distributions to non-controlling interests of $46.3 million.

The following table shows cash flows from operating, investing and financing activities for the Company for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$67,475	$62,401
Net cash used in investing activities	(210,601)	(323,179)
Net cash provided by financing activities	117,039	257,755
Net decrease in cash, cash equivalents and restricted cash	$(26,087)	$(3,023)
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
Investing Activities
Net cash used in investing activities was $210.6 million for the year ended December 31, 2024, a decrease in cash used of $112.6 million, compared to the same period for 2023. The decrease in net cash used in investing activities was primarily due to a reduction in payments made for ongoing construction projects of $72.8 million related to our solar and wind fleet as pre-operating projects reached COD, an increase of $36.6 million related to receipt of cash proceeds from the sale of Illinois Winds LLC, and an increase in receipts from notes receivable of $15.5 million. This was partially offset by additional loans made to Cider and OYA of $19.7 million.
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
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. The following table summarizes the Company’s contractual obligations related to debt and leases. Refer to Part II — Item 8 — Note 11. Debt and Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information.

	By Remaining Maturity at December 31,
	2025
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$28,610	$738,234	$200,305	$331,463	$1,298,612
Operating leases	10,822	24,713	22,839	410,823	469,197
Total	$39,432	$762,947	$223,144	$742,286	$1,767,809
The Company has additional commitments and guarantees, including letters of credit, pledges of collateral and unsecured guarantees of loans to subsidiaries, investments-to-be-constructed assets and membership interest purchase commitments, PPAs, REC commitments and pledges of parent company guarantees. Refer to Part II — Item 8 — Note 5. Variable Interest Entities, Note 14. Income Taxes and Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information.

Distributions
The Company suspended the payment of shareholder distributions in 2024 effective immediately after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP, which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. Cash distributions prior to the suspension of the distribution payment were funded from cash on hand and other external financings.
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
Share Repurchase Program
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. The Board of Directors may modify, suspend, or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted below) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen or the timing or terms of any recommencement.
Pursuant to the SRP, the Company conducted quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV calculated by the Company for that class of shares. The SRP includes numerous restrictions that limited a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares. A shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded loan commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments, or we will be required to perform under the guarantee obligations. Refer to Part II — Item 8 — Note 5. Variable Interest Entities, Note 15. Commitments and Contingencies and Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements in this Annual Report for further details.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. On an ongoing basis, the Company evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. Actual results may differ substantially from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing HLBV, acquisition accounting and the impairment assessment of long-lived assets and intangibles.
For a complete description of the Company’s significant accounting policies, see Part II — Item 8 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:
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
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General (“ASC 970”), and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheets between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
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
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of December 31, 2025 and 2024, the Company has recorded a liability of $1.3 million and $15.3 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Income Taxes and Valuation Allowance for Deferred Tax Assets
The Company intends to operate such that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code (“IRC”). As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the IRC and would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations are subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates.
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of nonrefundable PTCs are recognized as reductions to current income tax expense, unless limited by tax law, in which instance they are recognized as deferred tax assets with a carry forward period of 22 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
In determining whether a valuation allowance is required for deferred tax assets, the Company must assess whether it believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considers the timing and future realization of net deferred tax assets, the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions. Judgment is also required to continually assess changing tax regulations, interpretations and new legislation to determine the impact on the Company’s tax position.
Impairment of Long-Lived Assets and Intangible Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Recently Issued Accounting Pronouncements
Refer to Part II — Item 8 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements in this Annual Report for a discussion of recent accounting pronouncements and recently issued accounting pronouncements adopted and not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, the credit quality of our counterparties and project companies, and changes in government incentives. We seek to manage these risks; however, there can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
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
Changes in Market Interest Rates
In addition to other sources of financings, the Company uses variable rate debt to finance its operations, which expose the Company to fluctuations in interest rates. The Company manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Refer to Part II — Item 8 — Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements for further information with respect to the Company's derivative instruments. If all of the Company’s swaps had been discontinued on December 31, 2025, the counterparties would have owed the Company $74.6 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant. The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2025, as well as the effect of its interest rate swap agreements. As of December 31, 2025, a 1.0% change in interest rates would result in an approximately $153.8 million change in interest expense for the fiscal year 2025. As of December 31, 2025, the fair value of the Company’s debt approximates the carrying value of $1.3 billion.
Changes in Government Incentives
Retrospective changes in the levels of government incentives may have a negative impact on our current renewable energy projects. Prospective changes in the levels of government incentives, including RECs, ITCs and PTCs, due to the OBBBA and other legislative and regulatory actions, may impact the relative attractiveness of future acquisitions in various renewable energy projects, which could make it difficult for the Company to find suitable acquisitions in the sector.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Members and Board of Directors
Greenbacker Renewable Energy Company LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Greenbacker Renewable Energy Company LLC and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.

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

Evaluation of tax equity partnerships

As discussed in Notes 2, 5 and 17 of the consolidated financial statements, the Company participates in certain tax equity partnerships that qualify as variable interest entities (VIEs). For certain noncontrolling interests (NCI) when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company applies the Hypothetical Liquidation at Book Value (HLBV) method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership. Nonredeemable noncontrolling interests as of December 31, 2025, and net loss attributable to noncontrolling interests for the period ended December 31, 2025 were $107.1 million and $20.4 million, respectively.

We identified the evaluation of tax equity partnerships as a critical audit matter. This was due to the nature and extent of audit effort required to evaluate the HLBV methodology, which included specialized skills and knowledge to evaluate that the HLBV methodology used was consistent with the liquidation provisions of the underlying operating and partnership arrangements, which can be based on complex income tax rules and regulations.

The following are the primary procedures we performed to address this critical audit matter. We read the operating and partnership agreements, inclusive of amendments, and compared them against the Company’s HLBV models for the corresponding tax equity partnerships. We involved tax professionals with specialized skills and knowledge, who assisted in:

a.analyzing the tax status and the requirements of the operating and partnership arrangement provisions, as well as the partnership tax regulations

b.evaluating the Company’s methodology for calculating the hypothetical liquidation amounts for the partnerships in accordance with the operating and partnership arrangement provisions, as well as the partnership tax regulations.
We have served as the Company’s auditor since 2012.
New York, New York
March 9, 2026

Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$66,637	$120,057
Restricted cash, current	18,592	38,403
Accounts receivable, net	32,743	27,103
Other receivables	11,941	9,513
Prepaid expenses	16,196	9,905
Derivative assets, current	12,875	17,632
Other current assets	6,395	9,168
Total current assets	165,379	231,781
Noncurrent assets:
Restricted cash	2,114	3,128
Property, plant and equipment, net	2,329,035	2,232,486
Intangible assets, net	255,940	362,352
Operating right-of-use asset, net	164,332	195,024
Investments, at fair value	73,353	74,136
Derivative assets	61,752	98,495
Other noncurrent assets	26,615	47,643
Total noncurrent assets	2,913,141	3,013,264
Total assets	$3,078,520	$3,245,045
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$55,025	$69,464
Contingent consideration, current	1,315	15,293
Current portion of long-term debt	24,056	88,901
Current portion of failed sale-leaseback financing and deferred ITC gain	46,131	45,868
Other current liabilities	4,732	8,767
Total current liabilities	131,259	228,293
Noncurrent liabilities:
Long-term debt, net of current portion	1,247,771	1,001,654
Failed sale-leaseback financing and deferred ITC gain, net of current portion	173,487	201,601
Deferred tax liabilities, net	24,606	35,316
Operating lease liabilities	173,103	196,911
Out-of-market contracts, net	139,808	180,640
Other noncurrent liabilities	52,586	59,561
Total noncurrent liabilities	1,811,361	1,675,683
Total liabilities	$1,942,620	$1,903,976
Commitments and contingencies (Note 15. Commitments and Contingencies)
Redeemable noncontrolling interests	$—	$1,851
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,379 and 199,326 outstanding as of 2025 and 2024, respectively	199	199
Additional paid-in capital	1,779,303	1,773,758
Accumulated deficit	(777,258)	(584,733)
Accumulated other comprehensive income	26,547	34,937
Noncontrolling interests	107,109	115,057
Total equity	1,135,900	1,339,218
Total liabilities, redeemable noncontrolling interests and equity	$3,078,520	$3,245,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue
Energy revenue	$182,534	$185,225	$159,301
Investment Management revenue	11,482	18,757	13,490
Other revenue	4,624	6,085	8,434
Contract amortization, net	(7,419)	(14,301)	(8,060)
Total net revenue	$191,221	$195,766	$173,165

Operating expenses
Direct operating costs	94,580	111,749	105,586
General and administrative	57,459	52,552	60,617
Change in fair value of contingent consideration	(300)	(39,348)	(603)
Depreciation, amortization and accretion	80,782	81,953	125,743
(Gain) loss on asset disposition	95,339	12,932	—
(Gain) loss on deconsolidation, net	—	(5,622)	—
Impairment of goodwill	—	221,314	—
Impairment of long-lived assets, net and termination costs	46,846	88,410	59,294
Total operating expenses	374,706	523,940	350,637

Operating income (loss)	(183,485)	(328,174)	(177,472)

Interest income (expense), net	(79,892)	(7,612)	(20,328)
Change in fair value of investments, net	(5,380)	(14,701)	932
Income from sale-leaseback transfer of tax benefits	32,951	22,764	—
Gain on liability extinguishment	15,417	—	—
Other income (expense), net	(2,624)	2,436	(267)

Income (loss) before income taxes	(223,013)	(325,287)	(197,135)
Benefit from income taxes	8,124	19,378	21,548
Net income (loss)	$(214,889)	$(305,909)	$(175,587)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(20,244)	(63,609)	(96,116)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)	$(79,471)

Earnings per share
Basic	$(0.98)	$(1.22)	$(0.40)
Diluted	$(0.98)	$(1.22)	$(0.40)

Weighted average shares outstanding
Basic	199,383	199,313	199,293
Diluted	199,383	199,313	199,293
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$(214,889)	$(305,909)	$(175,587)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	(8,390)	(10,995)	(10,162)
Total other comprehensive income (loss), net of tax	$(8,390)	$(10,995)	$(10,162)

Comprehensive income (loss)	(223,279)	(316,904)	(185,749)
Less: Comprehensive income (loss) attributable to Noncontrolling interests and Redeemable noncontrolling interests	(20,244)	(63,609)	(96,116)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(203,035)	$(253,295)	$(89,633)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$1,851
Repurchases of common shares	(421)	—	(2,463)	—	—	—	(2,463)	—
Proceeds from shares transferred	(6)	—	—	—	—	—	—	—
Deferred shareholder servicing fees	—	—	—	2,120	—	—	2,120	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(8,390)	—	(8,390)	—
Buyout of noncontrolling interests	—	—	1,484	—	—	(3,232)	(1,748)	(1,825)
Contributions from noncontrolling interests, net	—	—	—	—	—	56,049	56,049	—
Distributions to noncontrolling interests	—	—	—	—	—	(19,318)	(19,318)	(149)
Noncontrolling interests transferred due to sale of projects	—	—	—	—	—	(25,530)	(25,530)	—
ITC sales proceeds attributable to noncontrolling interests	—	—	—	—	—	45,378	45,378	—
ITC sales proceeds distributed to noncontrolling interests	—	—	—	—	—	(42,989)	(42,989)	—
Share-based compensation expense	480	—	9,351	—	—	2,061	11,412	—
Shares withheld related to net share settlement of equity awards	—	—	(2,827)	—	—	—	(2,827)	—
Net income (loss)	—	—	—	(194,645)	—	(20,367)	(215,012)	123
Balances as of December 31, 2025	199,379	$199	$1,779,303	$(777,258)	$26,547	$107,109	$1,135,900	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	198	1,770,060	(306,525)	45,932	113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	868	1	7,055	—	—	—	7,056	—	—	—	—
Repurchases of common shares	(416)	—	(3,339)	—	—	—	(3,339)	(428)	(1)	(3,516)	—
Deferred shareholder servicing fees	—	—	—	825	—	—	825	—	—	—	—
Shareholder distributions	—	—	—	(36,573)	—	—	(36,573)	—	—	(75)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(10,995)	—	(10,995)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	116,191	116,191	—	—	—	—
Deconsolidation of Illinois Winds LLC	—	—	—	—	—	(116,017)	(116,017)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	83,932	83,932	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(19,189)	(19,189)	—	—	—	(321)
Buyout of noncontrolling interests	—	—	(449)	—	—	(114)	(563)	—	—	—	(179)
Earnout Share participation	323	—	2,660	—	—	—	2,660	—	—	—	—
Earnout Share participation reclassification to temporary equity	(11)	—	(92)	—	—	—	(92)	11	—	92	—
Earnout Share reclassification to permanent equity	85	—	656	—	—	—	656	(85)	—	(656)	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	25	—	(4,003)	—	—	—	(4,003)	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,880)	—	—	—	(1,880)	—	—	—	—
Net income (loss)	—	—	—	(242,300)	—	(63,640)	(305,940)	—	—	—	31
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	—	$—	$—	$1,851
=The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044	198	1,763,061	(114,680)	56,094	84,008	$1,788,681	—	$—	$—	$2,034
Issuance of common shares under distribution reinvestment plan	2,636	3	22,490	—	—	—	22,493	—	—	—	—
Repurchases of common shares	(5,811)	(6)	(50,877)	—	—	—	(50,883)	—	—	—	—
Proceeds from shares transferred	1	—	—	—	—	—	—	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(2,784)	—	—	(2,784)	—	—	—	—
Shareholder distributions	—	—	—	(109,993)	—	—	(109,993)	—	—	4	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(10,162)	—	(10,162)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	144,860	144,860	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,748)	(15,748)	—	—	—	(674)
Buyout of noncontrolling interests, net	—	—	757	—	—	(1,621)	(864)	—	—	—	—
Earnout Share participation	3,730	4	32,786	—	—	—	32,790	—	—	—	—
Share-based compensation expense	22	—	9,486	—	—	—	9,486	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(131)	—	(1,139)	54	—	—	(1,085)	131	—	1,085	—
Reclassification of Class P-I shares to temporary equity	(742)	(1)	(6,504)	349	—	—	(6,156)	742	1	6,156	—
Other noncontrolling interest activity	—	—	—	—	—	(689)	(689)	—	—	—	—
Net income (loss)	—	—	—	(79,471)	—	(96,935)	(176,406)	—	—	—	819
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	873	$1	$7,245	$2,179
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(214,889)	$(305,909)	$(175,587)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation, amortization and accretion	88,201	96,254	133,803
Gain on deconsolidation, net	—	(5,622)	—
Impairment of goodwill	—	221,314	—
Impairment of long-lived assets, net	40,056	74,782	59,294
(Gain) loss on asset disposition	95,339	12,656	—
(Gain) loss on extinguishment of liabilities	(15,417)	—	—
Share-based compensation expense	10,805	378	11,248
Change in fair value of contingent consideration	(300)	(39,348)	(603)
Amortization of financing costs and debt discounts	7,967	6,261	6,711
Amortization of interest rate swap contracts	(5,905)	(1,055)	6,750
Change in fair value of interest rate swaps, net	26,223	(44,748)	(17,763)
(Gain) loss on interest rate swaps, net	(5,485)	(1,356)	(2,428)
Change in fair value of investments, net	5,380	14,701	(932)
Deferred income taxes	(8,124)	(19,378)	(21,548)
Interest (income) expense on failed sale-leaseback financing and deferred ITC gain	6,282	7,549	—
(Income) loss from sale-leaseback transfer of tax benefits	(32,951)	(22,764)	—
Other	7,335	3,565	5,743
Changes in operating assets and liabilities:
Accounts receivable	(11,095)	(4,864)	(2,959)
Current and noncurrent derivative assets	17,934	52,602	56,696
Other current and noncurrent assets	(7,346)	9,416	(10,661)
Accounts payable and accrued expenses	(6,340)	14,164	14,891
Operating lease liabilities	(1,029)	(1,543)	(1,290)
Other current and noncurrent liabilities	46,999	420	1,036
Net cash provided by operating activities	43,640	67,475	62,401
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(520,711)	(287,822)	(360,650)
Net deposits (paid) returned for property, plant and equipment	(1,221)	8,155	8,138
Proceeds from sale of assets	237,362	36,563	—
Insurance proceeds for damaged equipment	2,278	—	—
Return of capital on investments	3,000	6,775	3,906
Loans made to other parties	—	(19,742)	—
Receipts from notes receivable	71	46,204	30,725
Other investing activities	(218)	(734)	(5,298)
Net cash used in investing activities	(279,439)	(210,601)	(323,179)
Cash Flows from Financing Activities
Shareholder distributions	—	(37,196)	(87,597)
Return of collateral paid for swap contract	—	—	1,735
Repurchases of common shares	(2,667)	(6,428)	(82,719)
Shares withheld related to net share settlement of equity awards	(2,827)	(1,880)	—
Deferred shareholder servicing fees	(2,229)	(3,150)	(3,486)
Contributions from noncontrolling interests, net	55,765	110,216	144,895
Distributions to noncontrolling interests	(64,123)	(17,850)	(17,498)
Buyout of noncontrolling interests	(3,573)	(745)	(865)
Proceeds from borrowings	672,477	404,580	425,532
Payments on borrowings	(484,721)	(320,174)	(351,764)
Proceeds from failed sale-leaseback	—	111,453	240,969
Payments on failed sale-leaseback	(1,399)	(87,089)	—
Payments for loan origination costs	(5,149)	(34,698)	(11,447)
Net cash provided by financing activities	161,554	117,039	257,755
Net decrease in Cash, cash equivalents and Restricted cash	(74,245)	(26,087)	(3,023)
Cash, cash equivalents and Restricted cash at beginning of period	161,588	187,675	190,698
Cash, cash equivalents and Restricted cash at end of period	$87,343	$161,588	$187,675
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
These Notes to the Consolidated Financial Statements were prepared as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2025, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.8 gigawatts (“GW”), which includes operating capacity of approximately 1.4 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects in the IPP segment during the year ended December 31, 2025. Refer to Note 3. Acquisitions and Divestitures for further details. As of December 31, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
In May 2022, the Company completed a management internalization transaction (“the Acquisition”) pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor and related affiliates. Following the Acquisition, the Company began operating as a fully integrated, internally managed owner-operator of sustainable infrastructure and renewable energy assets and as a third-party investment manager. The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.

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
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and the subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) under U.S. GAAP. Refer to Note 5. Variable Interest Entities for further details.
Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC Topic 810, Consolidation (“ASC 810”). The Company first determines whether an entity is considered a VIE and therefore whether to apply the VIE model. Entities that do not qualify as VIEs are evaluated for consolidation as voting interest entities (“VOE”) under the voting interest model. The Company consolidates all VIEs in which it holds a controlling financial interest, and all VOEs that it controls through a majority voting interest or through other means. The Company evaluates whether an entity is a VIE upon acquisition of ownership interest or when reconsideration events occur as outlined in ASC 810.
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
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General (“ASC 970”), and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheets between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates include, but are not limited to: (i) the fair values of the reporting units used in assessing the recoverability of goodwill; (ii) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (iii) the change in fair value of equity method investments for which the fair value option has been elected; (iv) the change in fair value of contingent consideration; (v) the useful lives of intangible assets; (vi) the grant date fair value of share-based compensation awards; (vii) derivative assets and liabilities for the interest rate swaps; and (viii) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$66,637	$120,057
Restricted cash, current	18,592	38,403
Restricted cash	2,114	3,128
Total cash and cash equivalents and restricted cash	$87,343	$161,588

Supplemental Cash Flow Information
The following table presents the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Year ended December 31,
(in thousands)	2025	2024	2023
Non-cash investing activities
Capital expenditures incurred but not paid	$11,456	$16,707	$38,009
Non-cash involuntary conversion	9,129	—

Non-cash financing activities
Redemptions payable	585	788	361
Distribution payable to shareholders	—	—	7,606
ITC sales proceeds attributable to noncontrolling interest	45,378	—	—
Change in distributions payable to noncontrolling interest	$(1,666)	$997	$2,293

Cash paid for
Interest paid, net of amounts capitalized	$47,900	$45,223	$23,608
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangibles, including intangible assets and intangible liabilities (out-of-market contracts) associated with PPAs and REC agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination, and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives.
The contract-based intangible assets and intangible liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
The Company capitalizes implementation costs related to cloud computing (i.e., hosting) arrangements that are accounted for as a service contract that meet the accounting requirement for capitalization if implementation costs were incurred to develop or utilize internal-use software hosted by a third-party vendor. The capitalized implementation costs are recorded in Other noncurrent assets on the Consolidated Balance Sheets and are amortized over the length of the service contract within Direct operating costs on the Consolidated Statements of Operations. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Restructuring and Related Charges
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420). Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liabilities are incurred. The Company records restructuring cost liabilities in Accounts payable and accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets. One-time termination benefits are recognized as a liability when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period.
During the year ended December 31, 2025, the Company announced and implemented two restructuring plans, effective March 31, 2025 and October 7, 2025, respectively, aimed at reducing costs and improving operational efficiency in response to changing market conditions. The restructuring plan primarily included workforce reductions and other cost-saving initiatives. The Company recognized $1.4 million of charges within General and administrative on the Consolidated Statements of Operations for the year ended December 31, 2025 related to the restructuring. These charges consist of $1.3 million in severance-related costs and $0.1 million in other related costs.

Sale Leasebacks
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with ASC Topic 842, Leases (“ASC 842”), the Company evaluates whether control of the underlying asset transfers to the buyer-lessor by applying the guidance in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) on satisfying performance obligations. If the Company has not transferred control, such as when the arrangement provides the Company with an option to repurchase the assets or grants the buyer-lessor the option to require the Company to repurchase them, the transaction does not qualify as a sale and is accounted for as a financing arrangement. Because these provisions exist in the Company’s sale-leaseback agreements, the Company accounts for these arrangements as financings.
Under the financing method, the Company does not recognize the sale proceeds received from the buyer-lessor as income that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations, and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate (“IBR”) or an imputed rate at the inception of the arrangement on the outstanding financing obligation. Judgment is required to determine the appropriate borrowing rate for the arrangement and in determining any gain or loss on the transaction that would be recorded either at the end of or over the lease term.
As part of the arrangement, the Company operates and earns revenues from the facility throughout the lease term while the buyer-lessor is entitled to all available tax benefits. The Company is contractually obligated to continue operating the facility over the five-year recapture period. The Company has the option to renew the lease or repurchase the assets sold at the end of the lease term or earlier since an early buy option is present in the contract. The ITCs” and other tax benefits associated with these projects transfer to the buyer-lessor; however, the payments are structured so that the Company is compensated for the transfer of the related tax attributes.
The Company applies the guidance within ASC 842 and ASC 606 analogically on separating components of a contract to determine whether the ITCs received by the buyer-lessor and the Company’s corresponding obligations to continue operating the projects should be separated from the financing liability. The Company determined these transactions to consist of two components: the aforementioned financing obligation as well as income from the transfer of the associated tax benefits which are initially deferred and subsequently recognized over the five-year recapture period on the anniversary date of each transaction.
The Company applies the guidance within ASC 606 to assess the deferred gain related to the transfer of the tax benefits and determined these transactions to have a significant financing component present in the contract. The effect of the significant financing component is recorded as an adjustment or an increase to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets using an appropriate interest rate determined by the Company. The Company recognizes the deferred gain attributable to the transfer of the tax attributes over the contractual or five-year ITC recapture period in Income from sale-leaseback transfer of tax benefits and the associated interest recorded in Interest income (expense), net on the Consolidated Statements of Operations.
Origination costs are capitalized and amortized as interest expense on a straight-line basis over the related lease term and presented as a direct deduction from the carrying amount of the related financing obligation on the Consolidated Balance Sheets. Refer to Note 11. Debt for further details regarding sale leaseback transactions recorded as financing arrangements.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount or in certain cases for the amounts not yet invoiced, net of allowance for credit losses, and primarily relate to power generated under PPA contracts and RECs sold. The Company estimates its allowance for credit losses in accordance with ASC Topic 326, Financial Instruments—Credit Losses. The allowance reflects the Company’s estimate of expected credit losses over the contractual life of the receivables and is based on an assessment of specific customer accounts, historical loss experience, current conditions, and reasonable and supportable forecasts. The Company also considers the aging of accounts receivable and other currently available evidence of collectability. Accounts receivable are written off when they are no longer deemed collectible. Changes in such assessment could significantly affect the recorded allowance for losses and could result in actual credit losses differing from current estimates recorded in the Consolidated Balance Sheets. Based on the Company’s assessment performed as of December 31, 2025 and 2024, the allowance for credit losses recorded was de minimis and not material to the financial statements.

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
The Company’s financial assets and liabilities measured at fair value consist of cash and cash equivalents, accounts receivable, accounts payable, equity method investments, contingent consideration, and interest rate swaps. Cash and cash equivalents consist of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2025 and 2024, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Refer to Note 6. Fair Value Measurements and Investments for further details.
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

Goodwill
The Company tested goodwill for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), before the full impairment of goodwill in 2024. Goodwill was tested for impairment at least on an annual basis, on October 1 of each year, or more frequently if facts or circumstances indicated that the it might have been impaired. Factors considered that would have indicated an impairment could exist were: the macroeconomic conditions, industry and market considerations such as a significant adverse change in the business climate, cost factors, overall financial performance such as current-period operating results or cash flow declines combined with a history of operating results or a projection/forecast that demonstrated declines in the cash flow or the inability to improve the operations to forecasted levels, and any entity-specific events. In assessing goodwill for impairment, the Company could elect to use a qualitative assessment to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of goodwill was less than its carrying amount. If the Company determined it was not more likely than not that the fair value of goodwill was less than its carrying amount, the Company was not required to perform any additional tests in assessing goodwill for impairment. If the Company concluded otherwise, or elected not to perform the qualitative assessment, then the Company was required to perform the quantitative impairment test. If the estimated fair value of the reporting unit was less than its carrying value, the Company performed additional quantitative analysis to determine if the reporting unit’s goodwill was impaired, and an impairment charge was recognized as an impairment of goodwill in the consolidated statements of operations. During the year ended December 31, 2024, the Company recognized a full impairment of its goodwill. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized impairments of long-lived assets of $40.1 million, $74.8 million and $59.3 million, respectively. These impairments were recorded in Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations. Refer to Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Notes Receivable
The Company’s notes receivable consist of loans made by the Company to third parties to finance the development and construction of renewable energy projects or to provide working capital to borrowers within the renewable energy industry.
Notes receivable held for investment are reported in accordance with ASC Topic 310, Receivables (“ASC 310”), on the balance sheet at their amortized cost basis, i.e., adjusted for applicable accrued interest, accretion, or amortization of premium, discount, net deferred costs, and/or any other adjustments. The Company's notes receivable were all issued at their respective principal amounts. Interest income is recognized based on the contractual rate in the loan agreement, and any premium or discount is amortized to interest income using the effective interest rate method. Interest income from the notes receivable is presented as Other revenue on the Consolidated Statements of Operations. Refer to Note 4. Revenue and Note 7. Notes Receivable for further details.
Allowance for Credit Losses
The Company establishes a notes receivable loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of each note receivable and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the notes receivable loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral, if any. The Company recorded notes receivable loss reserves in Consolidated Statements of Operations of $2.0 million, nil and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Divestitures
From time to time, the Company evaluates and executes divestitures of project companies, holding companies, or other nonfinancial assets. These transactions generally involve the sale of equity interests in subsidiaries whose value is primarily attributable to renewable energy facilities and related nonfinancial assets. As a result, such transactions are typically accounted for under ASC Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”).
A gain or loss is recognized when control transfers to the buyer, based on the indicators in ASC 606 (including transfer of legal title, right to payment, and transfer of risks and rewards). Consideration includes the contractual purchase price, assumed or relieved liabilities, and working capital adjustments. Variable consideration, such as earnouts, contingent payments, and holdbacks, is included only when it is not subject to significant reversal. Gains and losses on divestitures that do not qualify as discontinued operations are reported within (Gain) loss on asset disposition.
The Company evaluates each divestiture under ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), to determine whether the sale meets the criteria for presentation as a discontinued operation. This assessment focuses on whether the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The Company’s divestitures do not typically constitute a strategic shift and as such are generally not presented as discontinued operations and remain classified within income from continuing operations.
Segment Information
ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company manages its business as two operating segments and two reportable segments. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance. Refer to Note 21. Segment Reporting for further details.

Distribution Policy
The Company suspended the payment of shareholder distributions effective immediately after the distribution payment on May 1, 2024. Prior to the suspension, distributions to members were authorized and declared quarterly by the Company’s Board of Directors (the “Board”) in advance and paid monthly in the form of cash or shares. Distributions were made on all classes of shares at the same time. The cash or share distributions paid to the shareholder with respect to the Class C, P-S and P-T shares were lower than the cash or share distributions with respect to the Company’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to such classes. Amounts distributed to each class were allocated amongst the holders of the shares in such classes in proportion to their shares. Refer to Note 18. Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year, adjusted for the effect of potentially dilutive securities, unless the effect is antidilutive. The Company’s potentially dilutive securities consist of unvested share-based compensation awards calculated using the treasury stock method. Refer to Note 20. Earnings Per Share for further details.
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
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have terms of between 10-30 years. Customers primarily consist of commercial property owners, residential property owners, corporate entities, municipal entities, and utility companies located within the U.S. and Canada. The Company primarily operates solar, wind, and battery systems.
Certain of these PPAs are accounted for as leases with variable lease payments. ASC 842 requires variable lease payments to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 10. Leases.
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

Renewable Energy Credits Sales and Other Incentives
The Company has concluded that the sale of RECs performance obligation that are not required to be generated by a specific renewable energy-generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, depending on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time when the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs. In a bundled contract to sell energy and RECs, all performance obligations are deemed to be delivered at the same time. In such cases, the Company does not allocate the transaction price to multiple performance obligations.
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
Investment Management Revenue
The Company also performs investment management and other administrative services for funds in the sustainable infrastructure and renewable energy industry. Such services comprise many activities which constitute a series of distinct services satisfied over time. These activities include capital raising and deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting, legal and other administrative services. The performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits that are being provided by the Company. The Company utilizes an output method based on time elapsed to measure progress towards satisfaction of the performance obligation.
Interest Revenue
Interest revenue relates to the Company's secured loans to developers within the renewable energy industry and is recognized only if the Company expects to collect such amounts. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not recognized. Original issuance discounts and premiums are accreted using the effective interest method as interest revenue. Prepayment premiums on loans are recorded as interest revenue when received. Any application, origination or other fees earned by the Company in arranging or issuing debt are recognized over the expected term of the loan. Interest payments received on loans determined to be uncollectible may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Refer to Note 4. Revenue for further details.
Asset Retirement Obligations
Asset retirement obligations (“AROs”) are accounted for in accordance with ASC Subtopic 410-20, Asset Retirement Obligations (“ASC 410-20”). AROs associated with long-lived assets are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made. Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's AROs are primarily related to the future dismantlement of solar or wind equipment placed on leased property at the end of the contractual term. Refer to Note 13. Asset Retirement Obligations for further details.
Deferred Shareholder Servicing Fees
The Company defers certain sales commissions and related fees paid to the dealer manager in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. For these shares, the Company records a liability at the time of sale equal to the total estimated commissions and related compensation expected to be incurred over the applicable period, which ends on the earliest of: (1) the date the maximum amount of sales commission and related compensation is reached under applicable regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. For Class P-T and Class P-S shares, the liability period ends on the earlier of the expected liquidity event or the end of the expected holding period. The liability is calculated using annualized rates of 80 basis points for Class C shares and 85 basis points for Class P-T and Class P-S shares multiplied by the expected holding period. Deferred shareholder servicing fees are paid monthly to the dealer manager through reductions to shareholder distributions at a rate equal to 1/12th of the applicable annual fee. As of December 31, 2025 and 2024, the Company recorded a liability for deferred shareholder servicing fees in the amount of $1.9 million and $6.3 million, respectively, of which $1.8 million and $3.0 million, respectively, is included in Other current liabilities and the remaining $0.1 million and $3.3 million, respectively, is included in Other noncurrent liabilities on the Consolidated Balance Sheets.

Share-based Compensation
The Company grants share-based compensation awards under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The Company accounts for these awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). The grant date fair value of restricted share units granted under the 2023 Equity Incentive Plan is determined based on the MSV of the Company’s Class P-I shares on the business day prior to the grant, reduced by the present value of the expected dividends during the vesting period if applicable. The Company utilizes a Black-Scholes-Merton model to determine the grant date fair value of its performance restricted share units with market-based vesting conditions. Additionally, in connection with the Acquisition, certain of the Earnout Shares that were issued to Greenbacker Group LLC (“Group LLC”) as part of the consideration were subsequently granted by Group LLC to certain employees of the Company in exchange for their employment services post-Acquisition. Share-based compensation costs are generally recognized over the requisite service period of the awards, generally using the straight-line method. Forfeitures are recorded as incurred. Refer to Note 3. Acquisitions and Divestitures and Note 19. Share-based Compensation for further details.
Derivative Instruments
The Company uses interest rate swaps to manage its variable interest rate risk and accounts for these derivative instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires all derivatives to be recognized on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated under hedge accounting and qualifies as part of a hedging relationship and on the type of hedging relationship.
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. Prior to the dedesignation, for derivative instruments that were designated as hedging instruments, the Company formally documented the hedging relationship, the risk being hedged, and its risk-management objectives at the inception of the contract. This documentation included linking cash flow hedges to specific forecasted transactions. The effectiveness of designated hedges was assessed on an ongoing basis to determine whether the derivative instruments that were used were highly effective in offsetting changes in cash flows of the hedged items. The Company discontinued hedge accounting for a specific hedging instrument if it was determined that the derivative was no longer effective in offsetting changes in the fair values or cash flows of the hedged item. Under a cash flow hedge, the change in fair value of the derivative was reported in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affected earnings and was recorded to the same income statement line item as the hedged item. Subsequent to the dedesignation on October 1, 2024, changes in fair value of the dedesignated derivatives are reported in earnings to Interest income (expense), net.
For the Company’s dedesignated interest rate swaps, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, immediately reclassifies the amount recorded in Accumulated other comprehensive income to Interest income (expense), net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings.
The Company uses derivative financial instruments solely to hedge identified business risks and does not hold or issue derivatives for trading purposes or speculative purposes. When interest rate swaps are executed with the same financial institution under a master netting arrangement, any gain or loss on such derivatives are netted for financial statement presentation. Refer to Note 12. Derivative Instruments for further details.
Income Taxes
The Company intends to operate such that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code (“IRC”). As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the IRC and would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations are subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of December 31, 2025, 2024 and 2023, including territories, districts, and provinces, the Company operates in 27, 36, and 36 jurisdictions, respectively.

The Company applies the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company evaluates the realizability of the deferred tax assets and liabilities on a quarterly basis, and adjusts such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods. For income tax benefits to be recognized, including uncertain tax benefits, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. The Company has concluded it has no material uncertain tax positions to be recognized as of December 31, 2025. Interest and penalties associated with income taxes, if any, are recognized in general and administrative expense.
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of nonrefundable PTCs are recognized as reductions to current income tax expense, unless limited by tax law, in which instance they are recognized as deferred tax assets with a carry forward period of 22 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
Tax Credit Transfers
From time to time, the Company sells federal tax credits such as ITCs to third parties. The Company accounts for the generation and sale of ITCs in accordance with ASC 740, in which the Company recognizes a deferred tax asset when the projects are placed into service. Upon transfer of control of the tax credits to the buyer, the difference between the deferred tax asset and the transfer proceeds is recognized in (1) Benefit from income taxes in the Consolidated Statements of Operations for credits allocated to the Company, and (2) Noncontrolling interests in the Consolidated Balance Sheets for tax credits allocated to a tax equity investor. If cash is received prior to the transfer of control, it is recorded as a tax credit transfer liability. The resulting cash received is classified as cash provided by operating activities in the Consolidated Statements of Cash Flows. Refer to Note 14. Income Taxes and Note 15. Commitments and Contingencies for further details.
Leases
Leases are accounted for in accordance with ASC 842, under which a lease is a contract, or part of a contract, which conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company evaluates each arrangement at inception to determine if it contains a lease under ASC 842. The Company’s contracts determined to be or to contain a lease include explicitly or implicitly identified assets where the lessee has the right to control the use of the assets during the lease term.
The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for short term leases. In determining this election, the Company excludes leases that contain an option to extend or renew the lease or to purchase the leased asset when the Company is reasonably certain of exercising that option. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
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
The Company uses its IBR to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. The IBR is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company’s IBR reflects market-based credit-spread adjustments and collateralization considerations, applied to a risk-free rate benchmark. Refer to Note 10. Leases for further details.

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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the years ended December 31, 2025, 2024 and 2023, the Company had one, one and nil customers, respectively, from which revenue was 12.2%, 10.1% and nil, respectively, of total revenue. As of December 31, 2025 and 2024, the Company had two and one customers, respectively, from which the receivable balance was 44.7% and 28.3%, respectively, of total accounts receivable.
Refer to Note 4. Revenue and Note 12. Derivative Instruments for further details.
Recent Accounting Pronouncements - Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. ASU 2023-09 has immaterial impacts to our income tax disclosures with no implications to our financial position or results of operations. Refer to Note 14. Income Taxes for further details.
Recent Accounting Pronouncements - Not Yet Adopted
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
In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)," which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for all entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company is evaluating the impact of ASU 2025-03 on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The standard is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company is evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities,” which amends ASC Topic 832, Government Assistance, to include guidance on the recognition, measurement, and presentation of government grants, leveraging the principles in International Accounting Standards (“IAS”) 20, which the Company currently follows. Given the similarities between the guidance in ASU 2025-10 and IAS 20, adoption of ASU 2025-10 by companies currently applying IAS 20 by analogy will likely not have a significant impact. ASU 2025-10 defines a government grant as a “transfer of a monetary asset or a tangible nonmonetary asset, other than in an exchange transaction (including an exchange transaction that may be at a significant discount to fair value), from a government to an entity.” For public business entities, the amendments in ASU 2025-10 are effective for annual periods in fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in ASU 2025-10 in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is evaluating the impact of ASU 2025-10 on its Consolidated Financial Statements and related disclosures.

Also in December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements,” which improves the navigability of the guidance in ASC No. Topic 270, Interim Reporting (“ASC 270”), and clarifies when it applies. It also addresses the form and content of financial statements, adds lists to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. Per FASB, ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU 2025-11 on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
Acquisitions
The Company did not complete any acquisitions during the year ended December 31, 2025. Information regarding acquisitions completed during the years ended December 31, 2024 and 2023 is presented below.
2024 Acquisition
On July 30, 2024 (the “Closing Date”), the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC (“Cider”), a nearly 680.0 MW development-stage solar asset with a planned completion date in the second half of 2026, for total consideration of $55.1 million. The acquisition of Cider was accounted for as an asset acquisition in accordance with ASC 805. The seller was the borrower under a preexisting bridge loan agreement with the Company. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding under the bridge loan agreement as of the closing date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Additionally, the Company paid cash consideration of $5.8 million on the closing date and assumed an additional liability due to the seller of $5.1 million as of the closing date, which was paid off during 2024. The total consideration of $55.1 million was allocated on a relative fair value basis, all of which was allocated to Property, plant and equipment, net, which includes $1.7 million of land, on the Consolidated Balance Sheets as of December 31, 2025 and 2024. Concurrently, in conjunction with this acquisition, the Company, through its wholly owned subsidiary Cider Solar Construction Owner LLC, entered into an $81.0 million loan agreement with a syndicate of lenders. Refer to Note 11. Debt for additional discussion.
2023 Acquisitions
During the year ended December 31, 2023, the Company acquired membership interests in 18 renewable energy projects, all of which were either in development or under construction, for total consideration of $41.4 million. The Company allocated $37.1 million on a relative fair value basis to Property, plant and equipment, net, with the remainder allocated to Intangible assets, net on the Consolidated Balance Sheets. Intangible assets acquired were favorable PPA assets with a weighted-average amortization period of 21.6 years.
Contingent Consideration Liability
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects’ reaching milestones as specified in the acquisition agreements. As of December 31, 2025 and 2024, the Company reported a liability of $1.3 million and $15.3 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
Dogwood and Celadon
On December 17, 2025, the Company sold a 233 MW solar plus 3 MW storage operating portfolio to an unrelated renewable energy company, pursuant to four separate membership interest purchase agreements of the same transaction date. The Company sold Celadon Manager LLC and its consolidated subsidiaries, Dogwood Manager LLC and its consolidated subsidiaries, Six States Solar LLC and its consolidated subsidiaries, and certain consolidated subsidiaries of GREC Entity HoldCo. The aggregate sale price was $206.9 million, which consisted of $53.6 million in net cash proceeds and $153.3 million that was used to pay off the outstanding principal and interest for the sold entities. Refer to Note 11. Debt for further details. The membership interest purchase agreements include a standard working capital adjustment provision which is subject to change after the date of the transaction. The sale price included $11.8 million in cash and cash equivalents that were transferred to the buyer in the transaction as well as the estimated working capital adjustment as of December 31, 2025. The Company incurred transaction costs of $1.7 million, which were included in the total loss of $79.1 million recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations for the year ended December 31, 2025. The membership interest purchase agreements also include variable consideration of up to $3.1 million, which will be payable to the Company based on the resolution of certain events related to the sold projects and certain other factors. Due to the uncertainty related to the ultimate resolution of these contingencies, none of the variable consideration has been included in the determination of the sale price and the loss recorded on the Company’s consolidated financial statements as of December 31, 2025.

The following table presents the major classes of assets and liabilities of the consolidated subsidiaries as of December 17, 2025 that were sold and deconsolidated from the Company’s consolidated financial statements:

in thousands	December 17, 2025
Assets
Current assets:
Cash and cash equivalents	$11,754
Restricted cash, current	1,945
Other current assets	4,645
Total current assets	18,344
Noncurrent assets:
Property, plant and equipment, net	266,081
Operating ROU assets, net	23,412
Intangible assets, net	53,918
Other noncurrent assets	899
Total noncurrent assets	344,310
Total assets	$362,654

Liabilities
Current liabilities:
Accrued expenses	$2,781
Other current liabilities	570
Total current liabilities	3,351
Noncurrent liabilities:
Operating lease liabilities	22,870
Out-of-market contracts, net	19,633
Other noncurrent liabilities	6,915
Total noncurrent liabilities	49,418
Total liabilities	$52,769

Total net assets	$309,885

Less: NCI transferred	$(25,529)

Total net assets and NCI	$284,356

Sale transaction price	$206,950
Less: transaction costs	(1,669)
Loss on sale	$79,075
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

GREC Entity HoldCo LLC
On May 16, 2025, the Company entered into a membership interest purchase agreement to sell certain consolidated subsidiaries of GREC Entity HoldCo, as well as another subsidiary of the Company that was not a subsidiary of GREC Entity HoldCo, to an unrelated renewable energy company. The sale transaction was completed on June 5, 2025, for a purchase price of $46.1 million primarily in cash proceeds. The purchase price of $46.1 million includes the cash and cash equivalents of $1.1 million which were transferred to the buyer as part of the transaction. The cash proceeds were utilized to pay down $32.5 million of existing debt and pay $0.8 million in transaction costs. The Company recorded a loss on asset disposition of $14.0 million from the transaction, which included post-sale adjustments of $0.2 million, including the working capital adjustment. The loss was recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations. The membership interest purchase agreement includes an additional $3.6 million of holdback amount that is contingent upon certain legislative developments as well as certain earnouts contingent on the buyer’s extension of PPAs or repowering of projects. The Company has not included or recorded this contingent consideration in the transaction price as of December 31, 2025 because the contingencies are outside of the control of the Company and the Company is not able to determine the probability of receiving these contingent payments. The membership interest purchase agreement also contained a standard working capital adjustment provision which was taken into account for the purpose of determining the purchase price. In connection with the closing of the transaction, the Company entered into two ancillary agreements with the buyer to support the transition and ongoing management of the sold projects through January 2026 in exchange for an immaterial fee received from the buyer.
The following table presents the major classes of assets and liabilities related to the consolidated subsidiaries as of June 5, 2025, that were sold and deconsolidated from the Company’s consolidated financials:

in thousands	June 5, 2025
Assets
Current assets:
Cash and cash equivalents	$1,053
Other current assets	1,398
Total current assets	2,451
Noncurrent assets:
Property, plant and equipment, net	39,498
Intangible assets, net	20,213
Other noncurrent assets	3,998
Total noncurrent assets	63,709
Total assets	$66,160

Liabilities
Current liabilities:
Other current liabilities	$938
Total current liabilities	938
Noncurrent liabilities:
Other noncurrent liabilities	5,909
Total noncurrent liabilities	5,909
Total liabilities	$6,847

Total net assets	$59,313
Sale transaction price	46,131
Less: transaction costs	(769)
Loss on sale	$13,951

Eagle Valley Clean Energy LLC
On April 17, 2024, Eagle Valley Clean Energy LLC ("EVCE") filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado (the “Bankruptcy Filing”). Following the Bankruptcy Filing, the Company no longer held a controlling financial interest in EVCE under ASC 810, and EVCE was deconsolidated from the Company’s Consolidated Financial Statements. This resulted in the removal of the assets and liabilities of EVCE totaling $8.1 million and $16.3 million, respectively, from the Company’s Consolidated Balance Sheets and a gain of $8.2 million in 2024, which was reported as (Gain) loss on deconsolidation, net within the Consolidated Statements of Operations.
Illinois Winds LLC
During 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). Refer to Note 5. Variable Interest Entities for further details.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2025	2024	2023
Energy sales	$159,638	$156,908	$138,530
RECs and other incentives	22,896	28,317	20,771
Investment Management revenue	11,482	18,757	13,490
Other revenue	4,624	6,085	8,434
Contract amortization, net	(7,419)	(14,301)	(8,060)
Total net revenue	$191,221	$195,766	173,165
Add: Contract amortization, net	7,419	14,301	8,060
Less: Lease revenue	(8,540)	(10,096)	(10,147)
Less: Investment, dividend, interest and other income	(3,740)	(5,694)	(7,760)
Total net revenue from contracts with customers	$186,360	$194,277	$163,318
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy or RECs in future periods for which the fair value has been determined to be less or more than market value are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period. The Company did not record any contract assets as of December 31, 2025 and 2024. Included within the Accounts receivable, net on the Consolidated Balance Sheets, the Company had a receivable balance of $32.0 million and $25.9 million related to contracts with customers as of December 31, 2025 and 2024, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of December 31, 2025 and 2024, the Company recorded $3.0 million and $5.2 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024, and 2023, the Company’s amortization related to contract liabilities was $0.1 million, $0.5 million, and nil, respectively.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $3.6 million and $4.4 million in costs to obtain a contract as of December 31, 2025 and 2024, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. During the year ended December 31, 2025, the Company recorded impairment of $0.8 million related to the termination of the development of three projects. Refer to Note 8. Property, Plant and Equipment for further discussion. The Company’s amortization related to costs to obtain a contract was $0.1 million, $0.1 million and nil for the years ended December 31, 2025, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of December 31, 2025, the Company had $1.3 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Year ended December 31,	Amount
2026	$160
2027	159
2028	158
2029	148
2030	97
Thereafter	565
Total	$1,287

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company consolidates entities that are determined to be VIEs in accordance with ASC 810. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of nine tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details. These tax equity partnerships generate income through renewable energy and sustainable development projects within North America. The projects represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be more than insignificant to these VIEs. Therefore, the Company consolidates these VIEs. As of December 31, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.3 billion and $213.8 million, respectively. As of December 31, 2024, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.8 billion and $288.0 million, respectively. The assets largely consist of property, plant and equipment, and the liabilities primarily consist of out-of-market contracts.
During the year ended December 31, 2025, the Company purchased the interests held by Tax Equity Investors in three tax equity financing structures. During the year ended December 31, 2024, the Company completed similar buyouts for two tax equity financing structures. Because the Company retained its controlling financial interest in each partnership, these transactions were accounted for as equity transactions in accordance with ASC 810. As a result, the carrying amount of the NCI was adjusted to reflect the change in ownership, and any resulting difference between the consideration paid and the amount recognized was recorded directly within equity and presented as Buyout of noncontrolling interests in the Consolidated Statements of Equity.
Cider Solar Holdings LLC
On December 24, 2025, the Company, through its wholly owned subsidiary Cider Solar Holdings LLC, entered into an Equity Capital Contribution Agreement (“ECCA”) with two counterparties. Under the ECCA, the counterparties committed to invest up to an aggregate of $440 million in one of the Company’s under-construction solar projects through June 30, 2027. This commitment period may be extended to October 24, 2027 subject to the Company’s payment of the required fees in accordance with the agreement. In connection with the ECCA, the Company also agreed to pay structuring fees at future dates. Refer to Note 15. Commitments and Contingencies for further details.
GDEV Management Holdings LLC
On January 1, 2025, GCM contributed its advisory agreements with GDEV I and GDEV II to GDEV Management Holdings LLC in exchange for 75% of the membership interests in GDEV Management Holdings LLC. GDEV Management Holdings LLC is the non-economic managing member of Greenbacker Development Opportunities GP I, LLC (“GDEV GP”) and Greenbacker Development Opportunities GP II, LP (“GDEV GP II”). The owner of the remaining 25% of the membership interests in GDEV Management Holdings LLC is a related party of GCM and an independent contractor of GDEV Management Holdings LLC and serves as the managing member of GDEV Management Holdings LLC. The Company determined that GDEV Management Holdings LLC is a VIE because GDEV Management Holdings LLC has insufficient equity at risk. The Company further determined that GCM and the managing member of GDEV Management Holdings LLC have shared control over GDEV Management Holdings LLC. GCM was determined to be more closely associated with GDEV Management Holdings LLC and therefore determined to be the primary beneficiary and consolidates GDEV Management Holdings LLC. As of December 31, 2025, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.8 million and $2.1 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.

In connection with the contributions to GDEV Management Holdings LLC on January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and re-borrow the loan. Interest accrues at the fixed rate of 6% per annum and may be paid in kind. As of December 31, 2025, there was no balance outstanding under the credit agreement.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). The purchase price included a reimbursement of construction costs paid by the Company plus a development fee, payable in two installments upon the achievement of certain construction milestones. Under the MIPSA, the development fee was subject to repricing based on certain project variables, including as construction costs, forecasted production, and financing assumptions and could result in a negative amount. On November 21, 2024, GREC II paid the Company $35.9 million of the construction reimbursement component of the purchase price. Total reimbursement of construction costs was expected to be $40.1 million, of which $39.0 million had been received as of December 31, 2025. The remaining $1.1 million receivable is recorded within Other current assets on the Consolidated Balance Sheets.
As a result of the repricing provision, the Company paid a development fee of $9.0 million to GREC II, which was recorded within Contingent consideration, current on the Consolidated Balance Sheets as of December 31, 2024 and was fully paid during the year ended December 31, 2025. At closing, the Company concluded that it retained a controlling variable financial interest in Illinois Winds LLC due to its repurchase option and the level of control by GCM of GREC II. Accordingly, the Company continued to consolidate Illinois Winds LLC as a VIE. On November 21, 2024, the Company deconsolidated Illinois Winds LLC upon its decision not to exercise its repurchase option.
During the year ended December 31, 2024, the Company recognized a loss of $12.7 million on the sale of Illinois Winds LLC, consisting of the $9.0 million development fee and other noncash development costs that were not reimbursed as part of the transaction recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations.

Unconsolidated Variable Interest Entities
GDEV I
As of December 31, 2025, GDEV GP held a combined 2.00% of the interests in GDEV I, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, which is GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $2.1 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the NCI in GDEV GP.
GDEV II
As of December 31, 2025, GDEV GP II held a combined 1.96% of the interests in GDEV II, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.2 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the NCI in GDEV GP II.
Aurora Solar
As of December 31, 2025, the Company held a 49.00% equity interest in Aurora Solar Holdings, LLC (“Aurora Solar”)’s issued and outstanding common shares. Aurora Solar was formed in 2016 to develop, construct, own, finance, and operate a portfolio of 16 solar projects. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar. Refer to Note 6. Fair Value Measurements and Investments.
OYA
The Company previously held a 50.00% interest in OYA-Rosewood Holdings LLC (“OYA”) which was accounted for under the equity method and measured at fair value. On November 6, 2024, OYA and certain affiliates filed for Chapter 11 of the U.S. Bankruptcy Code, following which the investment no longer qualified for equity method accounting but continued to be measured at fair value. During the first quarter of 2025, substantially all OYA assets were sold pursuant to the Bankruptcy Court orders. A portion of these assets was acquired by GDEV OYA Lender LLC (“GDEV OYA Lender”), a subsidiary of GDEV I, the managing member. On April 22, 2025, the Bankruptcy Court confirmed a plan of reorganization that canceled the Company’s equity interest with no recovery. The Company’s $7.4 million loan to an OYA affiliate was extinguished and replaced with an allowed bankruptcy claim. In July 2025, the Company contributed the bankruptcy claim to GDEV OYA Lender, in exchange for a 30% membership interest and received a $3.0 million initial cash distribution. Future distributions are subject to a defined waterfall, including a preferred return of $4.7 million to the Company, with remaining amounts distributed on a pro rata basis. The investment in GDEV OYA Lender is accounted for under the equity method and measured at fair value.
The Company had previously provided guarantees to certain OYA subsidiaries’ tax equity investors. On March 11, 2025, the sole remaining guarantee was terminated and replaced with a new guarantee covering potential tax credit recapture of up to $1.5 million, This guarantee decreases by $0.5 million annually and will expire on March 11, 2028.

Note 6. Fair Value Measurements and Investments
In accordance with ASC 820, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$74,627	$—	$74,627
Derivative liabilities	—	(2,817)	—	(2,817)
Investments at fair value	—	—	73,353	73,353
Total	$—	$71,810	$73,353	$145,163

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$116,127	$—	$116,127
Derivative liabilities	—	(160)	—	(160)
Investments at fair value	—	—	74,136	74,136
Contingent consideration	—	—	(300)	(300)
Total	$—	$115,967	$73,836	$189,803
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of December 31, 2025, 2024 and 2023 using significant unobservable inputs:

(in thousands)	Investments at fair value	Contingent consideration	OYA bankruptcy claim receivable	Total
Balance as of December 31, 2022	$92,554	$(75,700)	$—	$16,854
Contributions to investees	5,298	—	—	5,298
Return of capital	(3,906)	—	—	(3,906)
Change in fair value of investments, net	932	—	—	932
Change in contingent consideration	—	603	—	603
Reclassification of participating Earnout Shares	—	32,790	—	32,790
Balance as of December 31, 2023	$94,878	$(42,307)	$—	$52,571
Contributions to investees	734	—	—	734
Return of capital	(6,775)	—	—	(6,775)
Change in fair value of investments, net	(14,701)	—	—	(14,701)
Change in contingent consideration	—	39,348	—	39,348
Reclassification of participating Earnout Shares	—	2,659	—	2,659
Balance as of December 31, 2024	$74,136	$(300)	$—	$73,836
Contributions to investees	219	—	—	219
Divestiture and bankruptcy claim approval of OYA	(5,314)	—	12,692	7,378
Contribution to GDEV OYA Lender	12,692	—	(12,692)	—
Return of capital from GDEV OYA Lender	(3,000)	—	—	(3,000)
Change in fair value of investments, net	(5,380)	—	—	(5,380)
Change in contingent consideration	—	300	—	300
Balance as of December 31, 2025	$73,353	$—	$—	$73,353
The Company does not have any non-financial assets or liabilities measured at fair value as of December 31, 2025. There were no transfers between Levels 1, 2, or 3 for the year ended December 31, 2025.

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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of December 31, 2025:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	10.0%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	27 years

GDEV OYA Lender - Discount rate	25%
GDEV OYA Lender - Attrition	25%-75%
GDEV OYA Lender - Price per watt	$0.30-$0.50
The Company, through its majority-owned subsidiary GDEV GP, holds an investment in GDEV as of December 31, 2025 and 2024 and accounts for this investment as an equity method investment. In addition, the Company accounts for GDEV II as an equity method investment which investment was made through its majority-owned subsidiary GDEV GP II as discussed in Note 5. Variable Interest Entities.
As of December 31, 2025, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $0.2 million, respectively. The GDEV I and GDEV II LLCAs do not permit the partners to make withdrawals of any of their capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.

The following table presents the Company’s investments at fair value reported in Investments, at fair value on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Aurora	$60,722	$60,348
OYA(1)	—	5,913
GDEV OYA Lender	6,614	—
GDEV I	2,688	3,771
GDEV II	3,329	4,104
Total investments at fair value	$73,353	$74,136
(1)The Company derecognized the investment in OYA and recognized a bankruptcy claim receivable for the amount, which was subsequently contributed to GDEV OYA Lender. See details above and in Note 5. Variable Interest Entities.
The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	For the years ended December 31,
(in thousands)	2025	2024	2023
Aurora	$373	$(12,614)	1,623
OYA	(598)	(3,732)	(1,782)
GDEV OYA Lender	(3,078)	—
GDEV	(1,153)	(292)	1,124
GDEV II	(924)	1,937	(33)
Total Change in fair value of investments, net	$(5,380)	$(14,701)	932
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Contingent Consideration
The Company estimates the fair value of its contingent consideration related to Earnout Shares based on the probability of the contingency being met and the expected timing of when the Earnout Shares are expected to become participating. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected, and is classified as Level 3 in the fair value hierarchy. The contingent consideration is reflected in Other noncurrent liabilities included in Noncurrent liabilities on the Consolidated Balance Sheets. The change in the fair value of contingent consideration was recorded within Change in fair value of contingent consideration on the Consolidated Statements of Operations.
The following table presents the change in fair value of contingent consideration for the periods indicated below:

	For the years ended December 31,
(in thousands)	2025	2024	2023
Change in fair value of contingent consideration	$(300)	$(39,348)	(603)
For the years ended December 31, 2025, 2024 and 2023, there was nil, $2.7 million and $32.8 million contingent consideration settled with the participation of Earnout Shares issued in connection with the Acquisition. The amount was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 18. Equity for further detail.

Note 7. Notes Receivable
The Company’s notes receivable consist of the following:

(in thousands)	December 31, 2025	December 31, 2024	Year of origination	Interest rate	Maturity date
Notes receivable, current
Kane Warehouse	$—	$121	2015	10.25%	2/24/2025
OYA(1)	—	7,084	2024	12.00%	12/23/2024
Total notes receivable, current	$—	$7,205
Notes receivable, noncurrent
New Market(2)	$5,008	$5,008	2019	9.00%	9/30/2022
Total notes receivable, noncurrent	$5,008	$5,008
Loan reserve(2)	(3,000)	(1,000)
Total notes receivable	$2,008	$11,213
(1)During 2024, the Company had loaned $7.1 million to an affiliate of OYA by becoming a party to a then existing loan agreement between a subsidiary of GDEV I, an affiliate of the Company, and the OYA affiliate. Following OYA’s Chapter 11 of the United States Bankruptcy Code filing on November 6, 2024, the loan was extinguished and replaced with an allowed bankruptcy claim pursuant to a plan approved on April 22, 2025, which was subsequently contributed to GDEV OYA Lender LLC and reclassified to Investments, at fair value reported on the Consolidated Balance Sheets. Refer to Note 5. Variable Interest Entities for further details.
(2)As of December 31, 2025, New Market loan has not been repaid. During the year ended December 31, 2023, the Company had recorded a reserve representing an allowance for credit losses for this note in the amount of $1.0 million. The Company recorded an additional reserve representing an allowance for credit losses for the estimated uncollectible portion in the amount of $2.0 million for the year ended December 31, 2025.
The notes receivable are reported within Other current assets and Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of December 31, 2025, interest receivable of nil and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2024, interest receivable of $0.3 million and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	December 31, 2025	December 31, 2024
Land	$22,778	$23,283
Plant and equipment	1,621,970	1,873,801
Construction in progress	802,310	437,335
Asset retirement cost	27,595	32,640
Finance right-of-use asset	65	65
Other	2,010	561
Total property, plant and equipment	$2,476,728	$2,367,685
Accumulated depreciation	(147,693)	(135,199)
Property, plant and equipment, net	$2,329,035	$2,232,486
The Accumulated depreciation balance as of December 31, 2025 reflects the sale of certain projects during the period ended December 31, 2025, which partially offset the impact of current period depreciation expense. See Note 3. Acquisitions and Divestitures for further details. Construction in progress includes $61.7 million and $91.8 million of development costs as of December 31, 2025 and December 31, 2024, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Year ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense	$73,891	$71,125	$113,899
Involuntary Conversion
During 2025, two operating solar projects, located in Montana and California, experienced fires that caused significant damage to the projects. As a result of the fires and damage to certain components of these projects, the Company will remove and replace the damaged components, primarily consisting of solar modules. The Company estimated the net book value of the damaged components to be replaced and derecognized this estimated net book value, resulting in a decrease of $9.1 million to Property, plant and equipment, net in the Consolidated Balance Sheets. The Company expects to be fully reimbursed under its property insurance policies for the costs to repair the facilities, net of an applicable deductible, as well as for up to twelve months of business interruption losses, net of a thirty-day waiting period. Based on the current status of negotiations with the insurers, the Company has concluded that it is probable that it will recover approximately $9.1 million of proceeds associated with the assets damaged and derecognized during the year ended December 31, 2025. Accordingly, the Company recorded an insurance receivable for this amount within Other current assets in the Consolidated Balance Sheets. The Company did not record any gain or loss related to the derecognition of the assets in the Company’s Consolidated Statements of Operations in the year ended December 31, 2025. The Company received insurance proceeds of $1.2 million related to these fires in 2025.
Impairment of Long-Lived Assets
During the year ended December 31, 2025, the Company recognized impairment losses of $40.1 million. The impairment loss included $35.1 million related to (i) two operational wind projects for which the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) nine development-stage solar projects for which the Company terminated the development of the projects. The fair value of the assets impaired was determined using a market approach. The impairment loss for the year ended December 31, 2025 also included $5.0 million that primarily related to forfeited upfront deposits related to certain development-stage projects. In addition, during the year ended December 31, 2025, the Company incurred $6.8 million in termination charges associated with the termination of certain offtake contracts. The impairment losses and the termination charges are presented within Impairment of long-lived assets, net and termination costs in the Consolidated Statements of Operations. The charges were recorded to the Company’s IPP segment.

Accelerated Depreciation and Other Items
During 2025, the Company replaced old inverters at one of its solar projects. As a result of this replacement, the Company recorded accelerated depreciation expense of $1.3 million for the year ended December 31, 2025.
During 2024, the Company reached a settlement with an insurance company of $2.7 million and recorded a gain of $1.7 million within Direct operating costs on the Consolidated Statements of Operations. The Company recognized the gain in 2024 since the Company had not previously recorded an asset or gain related to the expected insurance proceeds, as such proceeds were not considered realized or realizable at the time the related assets were damaged in 2023.
During the year ended December 31, 2024, the Company recognized impairment of long-lived assets of $74.8 million. In the first quarter of 2024, the Company recorded an impairment of $6.1 million due to changes in state regulations that reduced expected cash flows for six projects, for which projected undiscounted cash flows were not sufficient to recover the carrying amounts. The fair value was determined using a current replacement cost approach, and the charge was recorded in the IPP segment. In the third quarter of 2024, the Company recorded an impairment of $12.9 million primarily related to two development-stage projects following the termination of the related PPAs by the offtaker due to events of default for failure to meet existing contractual milestones under the applicable PPA, which resulted in the assets no longer being recoverable. The fair value of the assets was determined using an income approach, and the impairment charge consisted of a $6.3 million impairment for the plant and equipment presented within Property, plant and equipment, net, a $3.1 million impairment on ROU assets and assets associated with upfront payments due from the offtaker presented within Other current assets, and a $3.5 million impairment related to favorable PPA contracts presented within Intangible assets, net reported on the Consolidated Balance Sheets. In the fourth quarter of 2024, the Company recorded an impairment of $5.4 million related to solar modules that were determined not to be recoverable through use in construction or sale and were expected to be disposed of significantly before the end of their previously estimated useful lives. The modules did not meet the criteria to be classified as held for sale as of December 31, 2024, and the fair value was determined using a market approach. These charges were recorded in Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations. In addition, during the fourth quarter of 2024, the Company recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
In conjunction with the impairment charges during the year ended December 31, 2024 related to two development-stage projects due to the termination of the PPAs by the offtaker, the Company accrued $13.6 million in termination charges that were due to the offtaker as a result of the termination under the terms of PPA contract. The termination charges were accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheets and Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations and were recorded in the IPP segment.
During the year ended December 31, 2023, the Company recognized impairment of long-lived assets of $59.3 million related to a renewable energy asset, of which $7.3 million was associated with the plant and equipment, and the remainder of which was associated with the related favorable PPA contracts. This impairment was recorded to the Company’s IPP segment. The impairment analysis indicated that the projected future undiscounted cash flows for the project were no longer sufficient to recover the carrying value of the related long-lived assets. The fair value of the asset was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budget for the asset. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value measurement is classified as Level 3 within the fair value hierarchy.
During 2023, a main power transformer for one of the Company’s solar assets incurred damage. As a result, the Company accelerated depreciation of $1.0 million on the asset, which was offset by a receivable for future insurance recoveries, but the Company did not record a related asset or gain for the excess proceeds expected to be received, as those proceeds were not yet considered to be realized or realizable.
During 2023, the Company entered into a module supply and purchase agreement with a third-party vendor in which the Company agreed to purchase 107 MW of solar panels for a total purchase price of $39.2 million. Subsequently in 2023, the Company sought to terminate purchase orders for solar panels that had not yet been delivered with a total purchase price of $33.1 million in order to acquire the panels needed for its development and construction pipeline from a different vendor. The vendor disputed the Company’s right to terminate these purchase orders. Effective September 30, 2024, the Company and the vendor entered into a settlement agreement, pursuant to which the Company will not receive any future deliveries but forfeited upfront payments of $16.6 million that had been made to the vendor as 50% deposits associated with those purchase orders. Under the settlement agreement, the Company received a credit of approximately $0.6 million for amounts due to the vendor for solar panels that had been delivered. As a result of the settlement, the Company wrote off the advanced deposit recorded in Property, plant and equipment, net and recorded a charge of $16.0 million in Direct operating costs on the Consolidated Statements of Operations.

In 2023, the Company engaged in three wind repower projects where the existing assets were retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced was accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company began accelerating depreciation on these three projects, resulting in $51.9 million of additional depreciation during the year ended December 31, 2023.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
The Company had no goodwill reported on the Consolidated Balance Sheet as of December 31, 2025 or December 31, 2024. Prior to the full impairment of the goodwill in 2024, the Company tested goodwill for impairment annually, or more frequently, if certain changes in circumstances indicated a possibility that an impairment may have existed. During the fourth quarter of 2024, the Company elected to bypass the qualitative assessment as outlined in ASC 350 and performed its annual quantitative impairment test as of October 1, 2024 using the income approach to estimate each reporting unit’s fair value. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. Assumptions inherent in the valuation methodologies included estimates of future projected business results, long-term growth rates, and the weighted-average cost of capital. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital and terminal growth rates for each reporting unit. As a result of the quantitative test, the Company fully impaired goodwill and recognized an impairment charge of $200.3 million and $21.0 million in the goodwill allocated to the IPP reporting unit and IM reporting unit, respectively, on the Consolidated Statements of Operations for the year ended December 31, 2024. The impairment charges were due to a deterioration in macroeconomic conditions, including a tightening of capital markets, increased volatility impacting the Company’s ability to raise capital, increased interest rates, inflationary pressures, and broader overall economic uncertainty. The cumulative effect of these matters contributed to a challenging operating environment, which resulted in downward revisions of management’s prior forecasts of future projected earnings and cash flows. The Company did not recognize any impairment charges on goodwill for the year ended December 31, 2023.
Intangible Assets and Out-of-market Contracts
Intangible Assets
Intangible assets as of December 31, 2025 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of December 31, 2025
PPA contracts	$255,627	$(47,610)	$208,017
REC contracts	28,194	(1,650)	26,544
Trademarks	1,364	(631)	733
Channel partner relationships	47,071	(28,644)	18,427
Other intangible assets	2,219	—	2,219
Total intangible assets, net	$334,475	$(78,535)	$255,940
(1)Gross carrying amount is adjusted for any write offs or impairment charges due to the termination of the PPA contracts.
Intangible assets as of December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of December 31, 2024
PPA contracts	$361,512	$(64,820)	$296,692
REC contracts	46,235	(5,820)	40,415
Trademarks	1,364	(585)	779
Channel partner relationships	45,708	(23,433)	22,275
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$457,010	$(94,658)	$362,352
(1)Gross carrying amount is adjusted for any write offs or impairment charges due to the termination of the PPA contracts.
The decrease in gross contract intangible assets and related accumulated amortization during the year ended December 31, 2025 includes a decrease of $120.9 million and $45.3 million, respectively, related to the sale of certain subsidiaries of GREC Entity HoldCo as well as Celadon Manager LLC, Dogwood Manager LLC, and certain other subsidiaries, as discussed in Note 3. Acquisitions and Divestitures. The decrease in accumulated amortization is offset by $30.0 million of Total Favorable Amortization expense for the year ended December 31, 2025 noted in the table below.

In conjunction with the annual impairment test of goodwill in 2024 as described above, the Company also performed a quantitative test of the channel partner relationships and trademarks intangible assets and recognized an impairment in the IM reporting segment during the fourth quarter of 2024. The multi-period excess earnings method (income approach) was utilized to determine the fair value of the channel partner relationships intangible assets, and the relief from royalty rate method (income approach) was utilized to determine the fair value of the trademarks intangible assets. Using these methods, the Company made various estimates and assumptions in determining the fair value of the IM segment. As a result of the quantitative test, the Company partially impaired the intangible assets and recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment in the year ended December 31, 2024. Additionally, the Company recorded an impairment of $3.5 million in year ended December 31, 2024 related to favorable PPA contracts presented within Intangible assets, net due to the termination of two PPAs by the offtaker in the fourth quarter of 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA. These charges are reported in Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations for the year ended December 31, 2024.
The following table presents amortization expense for the intangible assets related to the favorable PPA and REC contracts recorded on the Consolidated Statements of Operations, including the Contract amortization, net that was recorded as a reduction to revenue in the Consolidated Statements of Operations for the periods indicated below:

	For the years ended December 31,
(in thousands)	2025	2024	2023
Total Favorable Amortization expense	$29,991	$36,577	40,792
Favorable Contract amortization as a reduction to revenue	26,099	28,445	31,571
Out-of-market Contracts
The Company has PPA and REC contracts that were acquired in an unfavorable position (out-of-market contracts) recorded as liabilities. Out-of-market contract liabilities as of December 31, 2025 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2025
PPA contracts	$(164,190)	$26,985	$(137,205)
REC contracts	(17,949)	15,346	(2,603)
Total out-of-market contracts, net	$(182,139)	$42,331	$(139,808)
Out-of-market contract liabilities as of December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2024
PPA contracts	$(198,629)	$23,127	$(175,502)
REC contracts	(19,763)	14,625	(5,138)
Total out-of-market contracts, net	$(218,392)	$37,752	$(180,640)
The following table presents the contract amortization recorded as an increase to revenue related to out-of-market contract liabilities for the periods indicated below:

	Year ended December 31,
(in thousands)	2025	2024	2023
Out-of-market contract amortization(1)	$18,680	$14,145	23,511
(1)For the years ended December 31, 2025, 2024, and 2023, the out-of-market contract amortization includes out-of-market contract terminations of $6.9 million, nil, and $9.0 million, respectively.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net on the Consolidated Statements of Operations similar to favorable PPA and REC contracts.

The following table presents the total amortization expense related to the Company’s finite-lived intangible asset and liabilities, net, which includes contract amortization on PPA and REC contract intangible assets and out-of-market contracts, net and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Amortization expense on channel partner relationships and trademark intangible assets, net	$3,893	$8,131	$9,221
Contract amortization on PPA and REC contracts, intangible assets and out-of-market contracts, net	7,419	14,301	8,060
Total amortization expense related to intangible assets and liabilities, net	$11,312	$22,432	$17,281
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations. During the year ended December 31, 2025, the Company derecognized two out-of-market contracts due to the termination of the related PPAs and recognized $6.9 million within Contract amortization, net on the Consolidated Statements of Operations.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31,	Amortization Expense
2026	$11,810
2027	11,554
2028	11,506
2029	11,413
2030	11,317
Thereafter	58,532
Total	$116,132

Note 10. Leases
Lessee Arrangements
The Company has various lease agreements with various entities for the properties where renewable energy facilities have been constructed which provide the right to own and operate the projects on land and rooftops. The Company’s most significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from one to 50 years. Certain leases include renewal and termination options. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as importance of the lease to overall operations, costs to negotiate a new lease, and costs of equipment constructed on the land. Management includes the impact of any renewal options that the Company deems to be reasonably certain of being exercised in its measurement and classification of its leases. Leases are classified as either operating or financing. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and an ROU asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company uses its IBR to determine the present value of the lease payments. Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern.
During the years ended December 31, 2025 and 2024, the Company recorded impairments of $2.8 million and $1.3 million on ROU assets presented within Other current assets on the Consolidated Balance Sheets due to the termination of development of the related projects. There were no impairment indicators identified during the year ended December 31, 2023 that required an impairment test for the Company’s ROU assets in accordance with ASC 360.
The components of lease expense and supplemental cash flow information related to leases for the periods indicated are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Lease cost
Finance lease cost
Amortization of right-of-use assets	$16	$16	$39
Interest on lease liabilities	2	2	11
Total finance lease cost	18	18	50
Operating lease cost	17,105	13,145	9,916
Short-term lease cost	—	237	339
Variable lease cost	2,157	1,407	1,525
Total lease cost	$19,280	$14,807	$11,830
The following table presents supplemental cash flow and other information related to our leases:

(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Other information
Cash paid for amounts included in the measurement of lease liabilities	$12,909	$10,172	$7,975
Operating cash flows from finance leases	$(2)	$(2)	$(11)
Operating cash flows from operating leases	$(12,891)	$(10,154)	$(7,908)
Financing cash flows from finance leases	$(16)	$(16)	$(56)
ROU assets obtained in exchange for new and modified finance lease liabilities	$—	$—	$88
ROU assets obtained in exchange for new and modified operating lease liabilities	$5,501	$91,313	$10,091
Weighted average remaining lease term – finance leases	1.2 years	2.2 years	3.2 years
Weighted average remaining lease term – operating leases	33.3 years	32.4 years	28.3 years
Weighted average discount rate – finance leases	5.69%	5.69%	5.69%
Weighted average discount rate – operating leases	6.40%	6.41%	6.61%

For the years ended December 31, 2025, 2024 and 2023, operating lease cost included $0.6 million, $0.7 million and $0.7 million respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. For the years ended December 31, 2025, 2024 and 2023, operating lease cost also included nil, $0.2 million and $0.8 million, respectively, of lease cost capitalized to the cost of projects during development and construction.
The supplemental balance sheet information related to leases for the periods indicated are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Operating leases
Operating lease assets	$164,332	$195,024

Operating lease liabilities, current	(1,416)	(2,074)
Operating lease liabilities, noncurrent	(173,103)	(196,911)
Total operating lease liabilities	$(174,519)	$(198,985)

Finance leases
Property, plant and equipment, at cost	$65	$65
Accumulated depreciation	(46)	(30)
Property, plant and equipment, net	19	35

Other current liabilities	(17)	(16)
Other long-term liabilities	(3)	(20)
Total finance lease liabilities	$(20)	$(36)
Operating lease assets and operating lease liabilities, current, are recorded in Operating right-of-use asset, net and Other current liabilities, respectively, on the Consolidated Balance Sheets. Operating lease liabilities, noncurrent, are recorded to Operating lease liabilities on the Consolidated Balance Sheets. Finance lease assets and liabilities current and noncurrent are recorded in Property, plant and equipment, net, Other current liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31,	Operating Leases	Finance Leases
2026	$10,822	$18
2027	13,733	3
2028	10,980	—
2029	11,363	—
2030	11,476	—
Thereafter	410,823	—
Total lease payments	469,197	21
Less: Imputed interest	(294,678)	(1)
Present value of lease liabilities	$174,519	$20
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

Certain of the Company’s PPAs related to its solar or wind generating plants, as well as certain of the Company’s battery storage arrangements, qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases where the Company or one of its subsidiaries is the lessor is included in Property, plant and equipment, net on the Consolidated Balance Sheets, and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation or battery usage, and therefore all rental income is variable under these leases. The variable lease income related to these agreements for the years ended December 31, 2025, 2024 and 2023 was $8.5 million, $10.1 million and $10.1 million, respectively. As of December 31, 2025 and 2024, the Company’s solar and wind generating plants and battery storage facilities subject to these leases had a total carrying value of $48.7 million and $62.3 million, respectively.

Note 11. Debt
The Company, through its subsidiaries, has entered into various credit facilities and loan agreements. The principal balances payable under all credit facilities are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024	Interest rate	Maturity date
GREC Entity HoldCo LLC	$—	$56,049	Daily SOFR + 1.85%	June 30, 2026
Midway III Manager LLC	—	13,260	3 mo. SOFR + 1.73%	October 31, 2025
Trillium Manager LLC	62,975	65,758	Daily SOFR + 2.10%	June 9, 2027
Greenbacker Wind Holdings II LLC	64,414	68,838	3 mo. SOFR + 2.15%	December 31, 2027
Conic Manager LLC	21,076	22,308	3 mo. SOFR + 1.75%	October 31, 2027
Turquoise Manager LLC	—	30,252	3 mo. SOFR + 1.35%	December 23, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	1,699	2,012	7.15%	April 30, 2026
ECA Finco I, LLC	—	17,398	3 mo. SOFR + 2.60%	February 25, 2028
Gemstone 2025 Manager LLC	52,502	—	3 mo. SOFR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	13,688	17,330	Daily SOFR + 2.10%	December 31, 2027
Sego Lily Solar Manager LLC	121,488	127,829	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	—	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	38,752	39,429	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	85,363	87,803	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	37,486	39,630	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	67,600	129,594	1 mo. SOFR + 1.85% - 2.10%	November 29, 2027
Dogwood GB Manager LLC	—	58,725	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	89,179	102,334	3 mo. SOFR + 2.28%	March 30, 2027
Cider Solar Construction Owner LLC	81,000	81,000	12.25% - 14.00%	July 30, 2028
Cider Solar AcquisitionCo LLC(1)	485,645	1,539	Various	Various
Pemaquid Manager LLC	75,745	76,915	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,298,612	$1,110,856
Less: Total unamortized discount and deferred financing costs	(26,785)	(20,301)
Less: Current portion of long-term debt(2)	(24,056)	(88,901)
Total long-term debt, net	$1,247,771	$1,001,654
(1)Cider Solar AcquisitionCo LLC has construction and ITC bridge loan facilities, with the option to convert the construction loans into Tranche A or Tranche B term loans, which bear interest at daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. See below for further details.
(2)Adjusted for $4.5 million and $6.3 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $28.6 million and $95.2 million as of December 31, 2025 and December 31, 2024, respectively.
GREC Entity HoldCo
On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan maturing June 20, 2025. The loan bore interest at daily SOFR plus 1.85%. During the first quarter of 2025, the Company entered into a membership interest purchase agreement to sell certain consolidated subsidiaries of GREC Entity HoldCo to an unrelated clean energy company. The transaction closed on June 5, 2025 for $46.1 million, and the Company utilized the proceeds to repay $32.5 million of existing debt. On June 18, 2025, the Company amended the loan to extend the maturity date to June 30, 2026 for the remaining principal balance outstanding. The Company accounted for the amendment as a debt modification under ASC 470-50.
On December 17, 2025, the Company entered into and executed a separate membership interest purchase agreement to sell the remaining consolidated subsidiaries of GREC Entity HoldCo. In conjunction with the membership interest purchase agreement, the Company repaid the $20.4 million remaining debt. Refer to Note 3. Acquisitions and Divestitures for additional details.

Midway III Manager LLC
The Midway III Manager LLC term loan bore interest at three-month SOFR plus 1.73%. Quarterly principal and interest payments were required through the original September 28, 2025 maturity date. On September 23, 2025, the Company entered into an amendment extending the maturity date to October 31, 2025. The amendment was accounted for as a modification under ASC 470-50. Subsequently, on October 31, 2025, in connection with a broader refinancing strategy, the Company repaid all outstanding principal and interest in full for this facility. The facility was fully extinguished and the balance was consolidated, together with the Turquoise Manager LLC and ECA Finco I, LLC facilities, into a new financing arrangement at Gemstone 2025 Manager LLC.
Greenbacker Wind Holdings II LLC
On November 20, 2020, Greenbacker Wind Holdings II LLC entered into a long-term financing agreement, followed by an amended and restated financing agreement on February 19, 2021. The loan bears interest at three-month SOFR plus a margin of 2.03% through December 30, 2025 and 2.15% thereafter. Quarterly principal and interest payments are required through the maturity date, which was originally December 31, 2026. On December 29, 2025, the maturity date was extended to December 31, 2027. All other material terms remained unchanged. The amendment was accounted for as a modification.
Conic Manager LLC
The Conic Manager LLC term loan bears interest at three-month SOFR plus 1.75%. Quarterly principal and interest payments are required through the maturity date, which was originally August 8, 2026. On October 29, 2025, the Company amended the loan to extend the maturity date to October 31, 2027. The amendment required an amendment fee of $0.1 million. No other significant terms changed. This amendment was accounted for as a modification.
Turquoise Manager LLC
On February 12, 2020, Turquoise Manager LLC entered into a financing agreement for a construction loan facility, an ITC bridge loan facility, and a term loan facility. On December 23, 2020, the term loan conversion occurred, at which time ITC bridge loan was repaid and the construction loan was converted into a term loan. The term loan bore interest at three-month SOFR plus 1.35% through the fifth anniversary of the term conversion and 1.48% per annum thereafter through the maturity date, December 23, 2027. Principal and interest payments were made on the last day of each three-month period.
On October 31, 2025, the Company repaid all outstanding principal, interest, and letter-of-credit fees in full as part of a refinancing transaction. The facility was extinguished and consolidated, together with the Midway III Manager LLC and ECA Finco I LLC facilities, into the Gemstone 2025 Manager LLC structure.
Greenbacker Renewable Energy Corporation (Premium financing agreement)

On August 1, 2025, the Company entered into a premium financing arrangement with a lender to finance a prepaid insurance policy for certain projects. Under the agreement, the Company financed $4.2 million of premiums at a 7.15% annual interest rate. Total monthly payments of $0.4 million, including interest and principal, are due in nine monthly installments, from August 1, 2025 through April 30, 2026.
On August 8, 2024, the Company entered into a premium financing arrangement with a lender to finance multiple insurance policies. Under the agreement, the Company financed $4.7 million of certain premiums at a 6.78% annual interest rate. Total monthly payments of $0.5 million, including interest and principal, were due in nine monthly installments, from August 30, 2024 through April 30, 2025, as of which date the premium financing was fully repaid.
ECA Finco I, LLC
On February 25, 2021, ECA Finco I, LLC's bridge loan converted to a term loan. The loan bore interest at three-month SOFR plus 2.35% per annum until February 25, 2025 and 2.60% per annum thereafter through the maturity date of February 25, 2028. Principal and interest payments were made on the last day of each three-month period.
On October 31, 2025, the Company repaid all outstanding principal, interest, and letter-of-credit fees in full in connection with a broader refinancing strategy. The facility was extinguished and consolidated, together with the Midway III Manager LLC and Turquoise Manager LLC facilities, into the Gemstone 2025 Manager LLC facility.

GB Solar TE 2020 Manager LLC
On October 30, 2020, GB Solar TE 2020 Manager LLC entered into a loan agreement with commitments up to $19.6 million. The loan bears interest at daily SOFR plus 1.98%, increasing to 2.10% on October 30, 2024 and subsequently increasing by 0.13% on every fourth anniversary thereafter. Quarterly principal and interest payments are required through the maturity date, which was originally October 30, 2026. On November 12, 2025, the Company amended the agreement to extend the maturity date to December 31, 2027. The Company was required to make a principal payment of $2.9 million as per the terms of the amendment. The amendment was accounted for as a modification.
Celadon Manager LLC
On February 18, 2022, Celadon Manager LLC entered into a syndicated loan agreement with a maximum commitment of $71.0 million. The loan bore interest at daily SOFR plus 1.60% through the fifth anniversary of the closing date, 1.63% after the fifth anniversary of the closing date, and increasing by 0.13% for each successive fifth anniversary thereafter. The loan required quarterly interest-only payments through the fifth anniversary of the closing date and quarterly principal amortization thereafter through the original maturity of February 18, 2029.
On December 17, 2025, in connection with the sale of the membership interests in Celadon Manager LLC, the buyer repaid all outstanding principal and interest in full on behalf of the Company, extinguishing the facility. Refer to Note 3. Acquisitions and Divestitures for further details.
PRC Nemasket LLC
On November 1, 2022, PRC Nemasket LLC entered into a financing agreement providing a term loan up to $45.0 million and letters of credit up to $2.5 million. The term loan requires quarterly principal installments through the maturity date of November 1, 2029 and bears interest at daily SOFR plus 1.25%, increasing to 1.38% after the fourth anniversary of the closing date and by 0.13% on each subsequent fourth anniversary.
Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a syndicated loan agreement providing up to $47.1 million, later amended on May 30, 2023 to $90.6 million and subsequently reduced on January 23, 2024 to $58.7 million. The loan bore interest at one-month SOFR plus a 0.10% adjustment and a margin of 1.63% through the fourth anniversary of the closing date, increasing to 1.75% thereafter and by 0.13% on each subsequent fourth anniversary. Quarterly interest payments were required through the fifth anniversary, followed by principal amortization through the original maturity date of March 29, 2030.
On December 17, 2025, in connection with the sale of the membership interest in Dogwood GB Manager LLC, the buyer repaid all outstanding principal and interest in full on behalf of the Company, extinguishing the facility. Refer to Note 3. Acquisitions and Divestitures for further details.
GREC Warehouse Holdings I LLC
GREC Warehouse Holdings I LLC maintains a revolving credit facility bearing interest at three-month SOFR plus 2.03% through the second anniversary of the closing date, August 11, 2025, and 2.28% thereafter through the maturity date, which was originally August 11, 2026. On November 7, 2025, the Company executed an amendment extending the maturity date to March 30, 2027. The amendment was accounted for as a modification.
Cider Solar Construction Owner LLC
On July 30, 2024, the Company entered into an $81.0 million syndicated loan agreement bearing interest at 9.75% through January 30, 2025 and 12.25% thereafter. Quarterly interest payments are required through the maturity date of July 30, 2028. The Company may prepay the loan, subject to the payment of a prepayment premium calculated using a 22.50% factor applied to aggregate borrowings, reduced by certain cumulative interest and fee payments.
On December 24, 2025, the Company amended the loan. Under the amendment, the interest rate will increase to 14.00% as of April 1, 2026 if outstanding principal exceeds $30.0 million at that date. The Company is also required to pay a $1.7 million fee on February 28, 2026. This fee will offset future prepayment premiums or reduce outstanding obligations if no premium is due. The amendment was accounted for as a modification.

Cider Solar AcquisitionCo LLC
On October 24, 2024, the Company entered into a syndicated loan agreement with commitments totaling $870.0 million, consisting of a $417.8 million ITC bridge loan commitment, a $372.6 million construction loan commitment, and a $79.5 million letter of credit commitment. The construction and ITC bridge loan commitments have an availability period through October 24, 2027, upon which date, the Company has the obligation to repay all amounts borrowed under the ITC bridge loan. The ITC bridge loan bore interest at daily SOFR plus 2.25% until the tax equity execution date, which was December 24, 2025, and subsequently decreased to 1.63%. The construction loan bears interest at daily SOFR plus 1.50% through the term conversion date, at which time, the construction loan can be repaid or converted into either or both Tranche A and/or Tranche B term loans. The Tranche A term loan will bear interest at daily SOFR plus a margin of 1.88% until but excluding the third anniversary of the term conversion date. Thereafter, the Tranche A term loan will bear interest at daily SOFR plus a margin of 2.00% until the Tranche A term loan maturity date, which is the fifth anniversary of the term conversion date. The Tranche B Term Loan will bear interest at daily SOFR plus a margin of 2.13% until but excluding the third anniversary of the term conversion date. Thereafter, the Tranche B term loan will bear interest at daily SOFR plus a margin of 2.25% until the Tranche B term loan maturity date, which is the tenth anniversary of the term conversion date.
On December 24, 2025, the Company amended the agreement to reduce aggregate commitments to $852.0 million, consisting of a $399.6 million ITC bridge loan commitment, a $372.4 million construction loan commitment, and an $80.0 million letter of credit commitment. The amendment was accounted for as a modification.
Gemstone 2025 Manager LLC
On October 31, 2025, Gemstone 2025 Manager LLC entered into a new financing agreement consolidating the Midway III Manager LLC, Turquoise Manager LLC, and ECA Finco I, LLC term loan facilities into a single borrowing structure. The new facility provides $52.5 million of principal, all drawn October 31, 2025, bearing interest at three-month SOFR plus 2.25%, and maturing on February 25, 2028. The Company paid an upfront fee of $0.3 million and legal fees of $0.4 million on behalf of the lender, which were recorded as a debt discount. Third-party transaction costs were expensed as incurred. The refinancing was accounted for as a modification with a partial extinguishment under ASC 470-50.
The following table shows the components of Interest income (expense), net on the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2025	2024	2023
Loan interest(1)	$56,144	$48,815	$54,615
Commitment / letter of credit fees	7,841	3,998	2,986
Amortization of deferred financing fees and discount	11,943	6,261	6,690
Interest on sale-leasebacks(2)	18,221	21,636	—
Loss (gain) on interest rate swaps, net(3)	(5,485)	(1,356)	(2,428)
Change in fair value of interest rate swaps, net(3)	26,223	(44,748)	(17,763)
Interest capitalized	(33,349)	(23,651)	(23,378)
Total(4)	$81,538	$10,955	$20,722
(1)Includes interest rate swap settlements of $18.3 million, $27.9 million, and $26.7 million as a reduction of loan interest for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 12. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 12. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes $1.6 million, $2.1 million and $0.4 million of interest income on cash accounts for the years ended December 31, 2025, 2024 and 2023, respectively, and an immaterial amount, $1.2 million, and nil of interest income on non-bank deposits for the years ended December 31, 2025, 2024 and 2023, respectively.

The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31,	Principal Payments
2026	$28,610
2027	482,890
2028	255,344
2029	189,119
2030	11,186
Thereafter	331,463
Total	$1,298,612
Other Financing Arrangements
In November 2023, December 2023 and February 2024, the Company, through its various wholly owned subsidiaries, entered into three sale-leaseback arrangements related to certain wind assets with initial lease terms of 9.3 years, 20.0 years and 20.0 years, respectively. The 2023 arrangements resulted in total cash proceeds of $241.0 million, which were utilized to pay down $132.6 million of existing debt and $1.0 million in transaction costs. The 2024 arrangement resulted in total cash proceeds of $111.5 million, which were utilized to pay down $32.9 million of existing debt and $0.4 million in transaction costs. Under the lease agreements, the Company is required to make total lease payments of $158.6 million and $87.4 million over the respective lease terms for the 2023 and 2024 arrangements, respectively. The transactions did not qualify for sale accounting and were treated as financing arrangements. As a result, the Company recorded sale-leaseback financing and deferred ITC gain liabilities. In connection with the transactions, the Company also incurred origination costs of $1.7 million and $0.9 million, for the 2023 and 2024 arrangements, respectively, which were recorded as offsets to the related failed sale-leaseback financing liabilities. In accordance with these lease agreements, the Company has early buyout options in December 2029 and December 2033. The buyout price is defined as the fair market value of the applicable project at the buyout date, or an amount set forth in the lease agreement, whichever is greater. As part of each arrangement, the Company operates and earns revenues from the facility throughout the lease term, while the lessor is entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement, and as part of the agreement, with respect to the leased assets, the lessor holds indemnification rights related to a disallowance or reduction of assumed tax deductions and tax credits. Refer to Note 2. Significant Accounting Policies for further details on the Company’s accounting policies related to sale-leaseback transactions.
The following table shows the components of Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion recorded related to these transactions on the Consolidated Balance Sheets for the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Failed sale-leaseback financing, current	$13,390	$13,127
ITC gains, current	32,952	32,951
Less: origination costs, current	211	210
Current portion of failed sale-leaseback financing and deferred ITC gain	$46,131	$45,868

Failed sale-leaseback financing, net of current portion	$109,576	$111,238
ITC gains, net of current portion	66,132	92,802
Less: origination costs, net of current portion	2,221	2,439
Failed sale-leaseback financing and deferred ITC gain, net of current portion	$173,487	$201,601

The following table shows the components of interest on sale-leasebacks included within Interest income (expense), net on the Consolidated Statements of Operations for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Financing interest	$11,728	$13,888	$—
ITC interest	6,282	7,549	—
Amortization of loan origination cost	211	197	—
Total	$18,221	$21,634	$—
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the years ended December 31, 2025 and 2024, the Company recognized $33.0 million and $22.8 million, respectively, of income related to the deferred income from the transfer of tax credits related to the Company’s sale leaseback financings, which is recorded to Income from sale-leaseback transfer of tax benefits on the Consolidated Statements of Operations. There was no such income recorded in the year ended December 31, 2023.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31,	Future Payments
2026	$13,390
2027	13,572
2028	13,580
2029	13,648
2030	13,773
Thereafter	167,965
Total lease payments	235,928
Less: Imputed interest	(112,963)
Less: Origination costs	(2,431)
Present value of lease payments	$120,534

Note 12. Derivative Instruments
The Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making payments at fixed rates. These fixed rates range between 0.41% and 4.10%. The interest rate swaps have maturities between 2026 and 2051.
On October 1, 2024, the Company voluntarily dedesignated all its previously designated cash flow hedges within its portfolio. For derivatives previously designated as cash flow hedges, the changes in the fair value of the derivative were initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affected earnings. Subsequent to the dedesignation, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are probable of not occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income related to the dedesignated interest rate swap to Interest income (expense), net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. The changes in the fair value of the dedesignated and all other derivatives are recorded directly to Interest income (expense), net in the Consolidated Statements of Operations. As of December 31, 2025, the total balance in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts is $36.0 million.
During 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium price of $2.6 million. The option expired on March 27, 2025.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		December 31, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$999,302	$74,627	$(2,817)
Total		$999,302	$74,627	$(2,817)

(in thousands)		December 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other noncurrent liabilities)	$944,629	$112,339	$(160)
Option to enter into interest rate swap contract	Derivative assets	242,203	3,788	—
Total		$1,186,832	$116,127	$(160)
As of December 31, 2025, the notional amount of derivatives includes $649.0 million associated with currently effective swaps and $350.3 million associated with forward starting swaps. As of December 31, 2024, the notional amount of derivatives includes $851.5 million associated with currently effective swaps and $93.2 million associated with forward starting swaps.

The following table provides information on the changes in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Year ended December 31, 2025
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) in other comprehensive income (loss) reclassified to earnings from termination of interest rate swaps, net	$(5,056)	$—
Amortization of derivatives	(6,333)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	2,999	—

Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	(26,223)
Gain on interest rate swaps, net(1)	—	5,485

	Year ended December 31, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) recognized in other comprehensive income (loss)	$(13,870)	$—
Amortization of derivatives	(1,055)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	3,930	—
Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	44,748
Gain on interest rate swaps, net(1)	1,410	(54)

	Year ended December 31, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain recognized in other comprehensive income	$(20,545)	$—
Amortization of off-market derivatives	6,750	—
Less: Taxes on total net gain recognized in other comprehensive income	3,633	—
Consolidated Statements of Operations
Change in fair value of interest rate swaps, net	6,546	11,217
Loss on interest rate swaps, net(1)	2,428	—
(1)The Gain (loss) on interest rate swaps, net, represents gains and losses reclassified into earnings as a result of the discontinuance of cash flow hedges when the Company determines that it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.
Prior to the dedesignation on October 1, 2024, the Company designated certain interest rate swaps when they had a non-zero fair value. The non-zero fair value of these cash flow hedges on the designation date was recognized into income under a systematic and rational method over the life of the hedging instrument and was presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss), net of tax.

During the year ended December 31, 2025, the Company received $18.2 million in cash as a result of the full or partial termination of certain interest rate swaps. Of the total cash received, $17.6 million related to loan payoffs as discussed in Note 11. Debt. The cash proceeds received from these terminations were included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. In addition, during the year ended December 31, 2025, the Company terminated certain other interest rate swaps and instead of receiving cash proceeds upon termination, the Company entered into new interest rate swaps with the same counterparty with below market rates. The Company evaluated the new swaps and concluded that they represent derivatives in their entirety and do not have other than insignificant financing components. Accordingly, the transactions were accounted for as derivative instruments under applicable accounting guidance.
During the year ended December 31, 2024, the Company received $55.2 million in cash as a result of the full or partial termination of certain interest rate swaps of which $2.5 million related to the termination executed in 2023. These cash proceeds received were included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Note 13. Asset Retirement Obligations
The following table presents the balance of AROs as of December 31, 2025, as well as the additions, settlements and accretion related to the Company's AROs for the years ended December 31, 2025 and 2024 included in Other noncurrent liabilities on the Consolidated Balance Sheets:

(in thousands)
Balance as of December 31, 2023	$34,906
Adjustments in estimates for current obligations	2
Asset retirement obligation incurred during current period	7,467
Accretion expense	2,694
Balance as of December 31, 2024	$45,069
Asset retirement obligation sold during current period	(5,836)
Asset retirement obligation decommissioned during current period	(689)
Accretion expense	2,999
Balance as of December 31, 2025	$41,543

Note 14. Income Taxes
The components of the Company’s Income (loss) before income taxes are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
United States	$(223,032)	$(325,280)	$(197,191)
Foreign	19	(7)	56
Income (loss) before income taxes	$(223,013)	$(325,287)	$(197,135)
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated Benefit from income taxes consists of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current (benefit) income tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	3	—	—
Current (benefit) provision for income taxes	$3	$—	$—

Deferred (benefit) income tax provision:
Federal	$(643)	$(20,189)	$(19,269)
State	(7,486)	813	(2,290)
Foreign	2	(2)	11
Deferred (benefit) provision for income taxes	$(8,127)	$(19,378)	$(21,548)
Total (benefit) provision for income taxes	$(8,124)	$(19,378)	$(21,548)
The Company adopted ASU 2023-09 on a prospective basis, as such, for the year ended December 31, 2025, below is the reconciliation of the Benefit from income taxes to the amount calculated by applying the 21% statutory U.S. federal income tax rate to Income (loss) before income taxes after the adoption of ASU 2023-09:

	Year ended December 31, 2025
(in thousands)	Amount	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(46,833)	21.0%
State income taxes, net of federal benefit(1)	(7,486)	3.4%
Other tax credits	(100)	—%
Change in valuation allowance	40,940	(18.4)%
Nontaxable or nondeductible items:
Noncontrolling interest	4,251	(1.9)%
Other	1,104	(0.5)%
Provision (benefit) for income taxes	$(8,124)	3.6%
(1)The states that contribute to the majority (greater than 50 percent) of the state and local tax effect are California, Iowa, Montana and New York.

A reconciliation of the Benefit from income taxes to the amount calculated by applying the 21% statutory U.S. federal income tax rate to Income (loss) before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
(in thousands)	2024	Percentage	2023	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(68,311)	21.0%	$(41,398)	21.0%
State income taxes, net of federal benefit	(5,239)	1.6%	(7,050)	3.6%
Noncontrolling interest	13,358	(4.1)%	20,184	(10.2)%
Share-based compensation	(2,917)	0.9%	1,816	(0.9)%
Impairment of goodwill	45,734	(14.1)%	—	—%
Nontaxable parent - GREC LLC treated as a partnership for U.S. tax purposes	(7,466)	2.3%	647	(0.3)%
Federal tax credits	(1,174)	0.3%	(1,293)	0.6%
Change in valuation allowance	4,290	(1.3)%	4,330	(2.2)%
Permanent differences (other - net)	2,347	(0.7)%	1,216	(0.7)%
Provision (benefit) for income taxes	$(19,378)	5.9%	$(21,548)	10.9%
Deferred tax assets (liabilities) reported on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Net operating and other losses	$152,873	$113,376
Long-term debt and failed sale-leaseback financing	82,692	90,678
Federal tax credits	19,150	19,508
Operating lease liabilities	34,449	35,258
Asset retirement obligations	1,759	7,193
Other	10,429	9,917
Total deferred tax assets	301,352	275,930
Less: Valuation allowance	(54,700)	(10,790)
Deferred tax assets, net of valuation allowance	$246,652	$265,140

Property, plant, and equipment	$(91,193)	$(97,701)
Investments in flow-through entities taxed as partnerships	(111,363)	(106,727)
Intangibles	(17,606)	(30,728)
Derivative assets	(18,909)	(30,537)
Operating lease assets	(32,187)	(34,725)
Total deferred tax liabilities	(271,258)	(300,418)
Deferred tax liabilities, net	$(24,606)	$(35,278)
As of December 31, 2025, the Company reported a net deferred tax liability of $24.6 million consisting entirely of a deferred tax liability of $24.6 million recorded to Deferred tax liabilities, net on the Consolidated Balance Sheets with no corresponding deferred tax asset offset. As of December 31, 2024, the Company reported a net deferred tax liability of $35.3 million consisting of a deferred tax liability of $35.3 million partially offset by a deferred tax asset of $37.9 thousand recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

As of December 31, 2025, the Company had federal net operating loss and other tax attribute carry-forwards, including net operating losses, capital loss carryforwards and interest expense disallowance under Section 163(j), totaling approximately $569.0 million. Of this amount, approximately $503.6 million may be carried forward indefinitely, with the $26.2 million expiring in 2030 and the remaining $39.1 million will expire in 2036 and 2037. As of December 31, 2025, the Company also had federal tax credit carryforwards of approximately $19.1 million, which will expire at various dates beginning in 2035 through 2045. The realization of deferred tax assets associated with these loss and credit carryforwards is dependent upon the generation of sufficient future taxable income prior to their expiration. As of December 31, 2024, the Company had federal net operating loss carry-forwards of approximately $420.0 million. Approximately $380.9 million of the carry-forward is indefinite-lived with the remaining $39.1 million expiring in 2036 and 2037. Federal tax credit carryforwards are approximately $19.5 million and will expire between 2035 and 2044.
As of December 31, 2025, the Company did not pay income taxes in any individual jurisdiction that exceeded five percent of total income taxes paid for purposes of the disaggregation disclosure requirements under ASU 2023-09.
In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, management considers the scheduled reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies, and other available positive and negative evidence as of December 31, 2025. Based on this analysis, the Company concluded that a portion of its deferred tax assets is not more likely than not to be realized and, accordingly, recorded a partial valuation allowance of $54.7 million as of December 31, 2025. The valuation allowance related to deferred tax assets is associated with federal net operating loss carryforwards of $21.7 million, federal tax credit carryforwards of $13.7 million, federal capital loss carryforwards of $5.5 million, and state net operating loss carryforwards of $13.8 million. The valuation allowance increased by $43.9 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to cumulative net losses generated in 2025, the sale of the Company’s partnerships interests in Celadon and Dogwood, and changes in the scheduling of taxable temporary difference reversals.
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2015. Canada statute of limitation remains open for tax years ended December 31, 2022 through December 31, 2025.
As of December 31, 2025, the Company has not recorded any unrecognized tax benefits. The Company assessed its tax positions for all open tax years as of December 31, 2025 for all U.S. federal and state, and foreign tax jurisdictions for the years 2015 through 2025. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2025.
During the second quarter of 2025, the Company entered into a Tax Credit Purchase Agreement (“TCPA”) with a third party related to various solar projects, in which the Company agreed to sell to the third party ITCs generated by these projects in multiple tranches for a purchase price of $0.95 per $1.00 of ITCs, net of fees and expenses. Through December 31, 2025, the Company received payments of $45.8 million in exchange for transferring $48.2 million of ITCs. The Company initially recorded the proceeds to Tax credit transfer liability on the Consolidated Balance Sheets because control of the ITCs had not yet transferred to the third party. Upon the transfer of control of the tax credits during the third quarter of 2025, the Company derecognized the Tax credit transfer liability and recognized $0.5 million in Benefit from income taxes in the Consolidated Statements of Operations and $45.4 million in Noncontrolling interests in the Consolidated Balance Sheets. Refer to Note 2. Significant Accounting Policies and Note 15. Commitments and Contingencies for further details.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, scaling back clean energy tax incentives of the Inflation Reduction Act of 2022. The OBBBA brought back accelerated depreciation for property acquired and placed in service after January 19, 2025. Among the significant changes to the clean energy provisions are those related to the rollback of the Sections 48E and 45Y clean electricity tax credits. Other than the reinstatement of the 100% bonus depreciation, the enactment of the OBBBA did not have a material impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2025. The Company continues to monitor the effects of the OBBBA and will reflect any future impacts in future reporting periods.

Note 15. Commitments and Contingencies
Legal Proceedings
The Company is engaged in an ongoing dispute with a third-party offtaker of one of the Company’s projects as well as the lessor of the property on which the project is located, as the third-party prevented the re-energization of a portion of the project due to certain events. On December 26, 2024, the Company sent a notice of default and demand for payment under the PPA and lease agreement. In January 2025, the third party sent a termination notice with respect to the PPA and lease agreement and offered a settlement amount; the Company did not accept the settlement amount and disputed the third party’s right to terminate. The Company filed a lawsuit in the Superior Court in the State of New Jersey on July 25, 2025. The Company did not accrue any expense related to the dispute as of December 31, 2025 or December 31, 2024.
In October 2025, the Chapter 7 trustee for EVCE sent a letter to the Company seeking information regarding approximately $2.4 million in payments received from EVCE in the year prior to its Bankruptcy Filing. The Company has provided the information initially requested by the trustee, and discussions are ongoing. The trustee has not asserted a formal claim or commenced litigation regarding these payments. The Company currently does not believe a loss is probable, and as such no accrual has been recorded as of December 31, 2025. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and estimable.
On November 15, 2024, two of the Company’s subsidiaries executed a general assignment for the benefit of creditors (the “ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. The Company impaired substantially all of the assets of these subsidiaries in 2024 and recorded related liabilities of $15.4 million, which were presented within Accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2024. In 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain on liability extinguishment in the year ended December 31, 2025 within the Consolidated Statements of Operations.
The Company may become involved in other legal proceedings, administrative proceedings, claims, or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of December 31, 2025, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its PPAs, permits, lease agreements, and other project documents as well as many of its loan agreements. As of December 31, 2025, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $200.3 million. As of December 31, 2025, no amounts have been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the loans with maturity dates ranging from March 2027 through approximately March 2037.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.2 billion to complete construction of the facilities and the closing of the purchase of membership interests pursuant to all conditions being met under such agreements. In addition, certain procurement contracts contain penalties which require the Company to pay a fixed penalty per watt for any shortfalls in equipment orders placed relative to the minimum order amount. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2026 and 2029. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one- to five-year rolling periods, over the terms of the PPAs. As of December 31, 2025, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Year ended December 31,	Number of RECs
2026	21
2027	21
2028	21
2029	21
2030	20
Thereafter	144
Total	248
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $0.9 billion as of December 31, 2025. These guarantees will remain in effect through varying dates between September 15, 2029 and September 15, 2033. As of December 31, 2025, the Company is not aware of any events that could trigger a material obligation under these guarantees.
During the second quarter of 2025, the Company entered into a TCPA related to various solar projects in which the Company has provided an unsecured guarantee for any indemnification obligation, which covers potential losses due to breaches of representations or covenants or disallowance or recapture of the transferred ITCs. The indemnity is capped at 120% of the face value of the transferred ITCs and is subject to a priority from recovery, first from a tax credit insurance policy, and then from the Class B Member. The Company’s guarantee remains in effect until the third quarter of 2033. As of December 31, 2025, the maximum amount of this guarantee is $57.9 million. The Company is not aware of any events that could trigger the Company’s obligation under this guarantee.
In connection with the ECCA entered into on December 24, 2025 (as described in Note 5. Variable Interest Entities), the Company agreed to future payments of $6.4 million of structuring fees to two separate counterparties. The first fee of $5.6 million is due to the counterparty by April 17, 2026, so long as the counterparty remains a party to the ECCA. The second fee of $0.8 million is due to the other counterparty on the earlier of: 1) mechanical completion of the related project, or 2) December 31, 2026.
Refer to Note 2. Significant Accounting Policies Note 5. Variable Interest Entities, Note 14. Income Taxes and Note 16. Related Parties for an additional discussion of the Company’s commitments and contingencies.

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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration agreed to provide certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients are required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement on the Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023was not material.
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

	Year ended
(in thousands)	2025	2024	2023
GROZ:
Management fees	$290	$290	290
GDEV I:
Management fees	1,915	2,124	2,430
GDEV II:
Management fees	2,658	2,551	2,031
GREC II:
Management fees	4,400	5,871	3,855
Performance participation fee	—	1,088	1,654
Administrative fees	$2,392	$6,876	3,478
Management fees, Performance participation fees, and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management fees receivable as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
GROZ:
Management fees receivable	$73	$145
GDEV I:
Management fees receivable	—	(4)
GDEV II:
Management fees receivable	—	—
GREC II:
Management fees receivable	5,885	1,484
Performance participation fee receivable	—	853
Administrative fee receivable(1)	$3,901	$5,320
(1)Includes amounts owed from GREC II of $1.8 million and $3.1 million related to administrative fees and $2.1 million and $2.2 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in the GREC II discussion below) as of December 31, 2025 and 2024, respectively.
Management fees, Performance participation fees, and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.
GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital of GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the years ended December 31, 2025, 2024 and 2023.

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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the years ended December 31, 2025, 2024 and 2023.
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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the years ended December 31, 2025, 2024 and 2023.
GREC II
On January 1, 2025, GCM entered into an amended and restated Advisory Agreement with GREC II to decrease the base management fees by 0.25% for all share classes. Effective January 1, 2025, the base management fees under GCM's advisory fee agreement with GREC II are calculated at a monthly rate of 1.00% annually of the aggregate NAV of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule as of December 31, 2025:

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

Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2025 and 2024, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which are included in Accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the principal balance of the loan receivable was nil and $0.1 million, respectively, which was included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of December 31, 2025 and 2024 was not material. The payments received for the operating leases and the loan receivable during the year ended December 31, 2025 and 2024 were not material.
On December 22, 2025, the Company entered into a consultant agreement with David Sher, pursuant to which Mr. Sher will provide certain services to the Company following the end of his employment with the Company on December 31, 2025. Compensation for the provision of the services by Mr. Sher will be in the form of contingent payments representing no more than (i) the equivalent of 5% of annual net revenues received by the Company in connection with Mr. Sher’s fundraising activities and/or (ii) the equivalent of 5% of annual net revenues received by the Company from approved investment opportunities originated by Mr. Sher. Compensation paid by the Company to Mr. Sher, pursuant to the terms outlined within the consultant agreement, will not exceed $2.0 million. The consultant agreement expires on July 1, 2027, unless terminated earlier under the agreed terms within the consultant agreement or extended by mutual agreement between the Company and Mr. Sher.
On September 1, 2023, Mehul Mehta’s role as Chief Investment Officer with the Company terminated, and the Company engaged Mr. Mehta as a consultant. Concurrently, the Company entered into a separation agreement, pursuant to which Mr. Mehta received cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units with the previously granted 0.1 million restricted share units being forfeited. Refer to Note 19. Share-based Compensation for additional information on these restricted share units. Further, a certain number of Mr. Mehta’s Earnout Shares vested on an accelerated basis. In the second quarter of 2024, Mr. Mehta exercised his right to have Class P-I and Earnout Shares repurchased for approximately $3.9 million subject to the terms of the separation agreement. The remaining Class P-I shares totaling $3.1 million, subsequent to Mr. Mehta exercising his repurchase rights, were reclassified from temporary equity to permanent equity on the Consolidated Balance Sheets. In 2024, the Company entered into a Release Agreement with Mr. Mehta that acknowledged that all obligations and responsibilities of the Company with respect to the exercise of his repurchase rights were satisfied. All remaining Participating Earnout Shares totaling $0.7 million that were recorded within temporary equity were reclassified to permanent equity and reported as such as of December 31, 2024 on the Consolidated Balance Sheets. The Company paid total consideration of $0.2 million under the consulting agreement with Mr. Mehta, which terminated on January 2, 2024.
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
The following table presents the RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Redeemable NCI attributable to Tax Equity Investors	$—	$1,851
NCI attributable to Tax Equity Investors	$104,868	115,186
As of December 31, 2025 and 2024, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.
The following table presents the Net loss attributable to NCI for Tax Equity Investors for the periods indicated below:

	Year ended
(in thousands)	2025	2024	2023
Net income (loss) attributable to NCI	$(21,036)	$(63,229)	$(95,686)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Year ended
	2025	2024	2023
Contributions from Tax Equity Investors	$102,113	$93,817	$144,723
Less: Syndication costs	524	9,859	7,050
Contributions from Tax Equity Investors, net	$101,589	$83,958	$137,673

Distributions to Tax Equity Investors	$62,457	$18,848	$17,031
Distributions to Tax Equity Investors, paid	64,123	17,850	17,498
Contributions from Tax Equity Investors above are inclusive of $45.4 million of ITC sales proceeds attributable to noncontrolling interests, and distributions to Tax Equity Investors above are inclusive of $43.0 million of ITC sales proceeds distributed to noncontrolling interests as reported on the Consolidated Statement of Equity for the year ended December 31, 2025. These amounts relate to the TCPA entered into during 2025. Refer to Note 14. Income Taxes for further details.
As of December 31, 2025, 2024, and 2023, the Company had outstanding distributions payable to Tax Equity Investors of $1.1 million, $2.8 million, and $1.7 million, respectively, reported on the Consolidated Balance sheet.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of December 31, 2025 and 2024, the NCI attributable to GDEV GP was $1.2 million and not material, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the year ended December 31, 2025 was $0.6 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the for the years ended December 31, 2024 and 2023 was not material.

The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of December 31, 2025 and 2024, the NCI attributable to GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the year ended December 31, 2025 was $0.3 million. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the years ended December 31, 2024 and 2023 was not material.
During the year ended December 31, 2025, the Company bought out the Tax Equity Investors in three tax equity financing facilities, including one Tax Equity Investor presented as redeemable NCI. During the year ended December 31, 2024, the Company bought out the Tax Equity Investor in two tax equity financing facilities, including one Tax Equity Investor presented as redeemable NCI. As of December 31, 2025, the Company has no remaining redeemable NCI.
The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of December 31, 2025 and December 31, 2024, the NCI in GDEV Management Holdings LLC was $1.6 million and nil, respectively. Net income (loss) attributable to noncontrolling interests at GDEV Management Holdings LLC for the year ended December 31, 2025 was $(0.5) million. Net income (loss) attributable to noncontrolling interests at GDEV Management Holdings LLC for the years ended December 31, 2024 and 2023 was nil.
During the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II. The Company determined that after the closing date, it retained a controlling variable financial interest in Illinois Winds LLC as per ASC 810 guidance and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE through November 21, 2024. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the purchase price. The Company is no longer consolidating Illinois Winds LLC. Refer to Note 5. Variable Interest Entities for additional information.

Note 18. Equity
General
Pursuant to the terms of the Fifth Operating Agreement, the Company may issue up to 400.0 million shares, 350.0 million of which are currently designated as Class A, C, I, P-A, P-D, P-S, P-T, P-I shares, and Earnout Shares (collectively, common shares), and 50.0 million of which are designated as preferred shares. Except as described below, each class of common shares has the same voting rights and rights to participate in distributions payable by the Company.
In connection with the Acquisition, the Company issued 13.1 million Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares as amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The amendment modified provisions governing the allocation of net capital gains in connection with an actual or hypothetical sale of all or substantially all of the Company’s assets. The Earnout Shares consist of three series, designated as 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Prior to achieving applicable benchmark targets or the occurrence of certain liquidity events, the Earnout Shares have no voting rights and do not participate in, or accrue, distributions. Upon the achievement of the applicable benchmark or upon the occurrence of certain liquidity events, each series of Earnout Shares may become Participating Earnout Shares, at which time, such shares will have equivalent economic rights to vote together as a single class and participate on a pari passu basis in distributions with the Company’s Class P-I shares subject to the terms of the Amended and Restated Certificate of Designation and the Fifth Operating Agreement. As of December 31, 2025, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares and 13.1 million Earnout Shares. See Earnout Shares below for the definition and additional information on the Contribution Agreement.
The Fifth Operating Agreement authorizes the Company’s Board, without member approval, to increase the number of authorized shares, to classify or reclassify authorized but unissued shares into one or more classes or series with such rights and preferences as determined by the Board, and to issue additional shares of any class or series on terms established by the Board. The Company may also issue additional limited liability company interests with rights, preferences, and privileges that differ from, and may be senior to, those of the common shares.
Share Repurchase Program
Prior to the suspension of the Company’s share repurchase program (“SRP”) in 2023, the Company allowed quarterly repurchases of shares of any class at a price equal to the applicable monthly share value (“MSV”). Repurchases were subject to numerous restrictions, the availability of funds, the terms of the SRP, and a holding period and were conducted at the sole discretion of the Board of Directors. The Board of Directors has the authority to modify, suspend, or terminate the SRP if it determines such action to be in the best interest of the Company and its shareholders or in response to changes in law or regulation. On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. As a result of the suspension, the Company will not accept or process additional repurchase requests, except as noted above, unless and until the Board authorizes a recommencement of the SRP, and no assurance can be given as to whether, when, or on what terms such recommencement may occur.
The quarterly share repurchases limits for the SRP are set forth below:

Quarter Ending	Share Repurchase Limit(s)
September 30, 2021, and each quarter thereafter	During any 12-month period, 20.00% of the weighted average number of outstanding shares
During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters
The Company has received an order from the SEC under Rule 102(a) of Regulation M under the Exchange Act in connection with the SRP. In addition, the SRP is substantially similar to repurchase programs for which the SEC has indicated it would not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Distribution Reinvestment Plan
The Company suspended shareholder distributions effective immediately after the May 1, 2024 distribution payment and, in connection therewith, suspended the distribution reinvestment plan (“DRP”). As a result, shareholders may not purchase additional shares under the DRP unless and until the Board authorizes the recommencement of distributions and the DRP, and no assurance can be given as to whether, when, or on what terms such recommencement may occur. Pursuant to the DRP, shareholders could elect to reinvest distributions by purchasing additional shares. As of January 17, 2024, the Company ceased offering shares under the prior registration statement and, pursuant to a new registration statement on Form S-3 (File No. 333-276532), offered up to $20.0 million of Class A, C, and I shares to existing shareholders under the Third Amended and Restated DRP. No dealer manager fees, selling commissions, or other sales charges were paid in connection with shares issued under the DRP, except for Class C, P-S, and P-T shares. The Board has the authority to amend, suspend, or terminate the DRP in its discretion to be in the best interests of the Company. A participant may terminate the election to participate in the DRP by written notice to the plan administrator.
Before the suspension of the distributions in 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.2 million Class P-I shares, 4.2 thousand Class P-D shares, 1.8 million Class P-S shares, and 16.4 thousand Class P-T shares for a total of 10.8 million aggregate shares under the DRP in 2024.
Liquidation Performance Unit
In connection with the Acquisition, the Company issued a Liquidation Performance Unit (“LPU”) to the LPU Holder to replace a previously issued Special Unit, which was contributed by Group LLC immediately prior to, and cancelled in connection with, the Acquisition. The LPU Holder, a wholly owned subsidiary of Group LLC formed solely to hold the LPU, is entitled to a Liquidation Performance Participation Distribution upon the occurrence of either an initial public offering of GREC (the “Listing”) or a liquidation of the Company. Upon a liquidation, the Liquidation Performance Participation Distribution equals 20% of net proceeds remaining after distributions to other members. Upon a Listing, the distribution equals 20% of any premium received in connection with the Listing and is payable through conversion of the LPU into newly issued Class P-I shares based on the Class P-I share value as of the first month-end following the 30th trading day after the IPO. As none of the triggering events were considered probable, no liability related to the LPU was recognized as of December 31, 2025 and 2024.
In addition, certain employees received profits interest units from the LPU Holder in exchange for employment services. As the LPU Holder has no other assets or operations, any distribution to employees would be economically equivalent to the Liquidation Performance Participation Distribution. The Company determined these profits interest units do not represent a substantive class of Company equity and accounts for any potential distribution as a payable under ASC 710. As no triggering events were considered probable, no liability or compensation expense was recognized for the years ended December 31, 2025 and 2024.
Earnout Shares
In connection with the Acquisition, Group LLC received 24.4 million Class P-I common shares, par value $0.001 per share (the “Class P-I shares”), and 13.1 million of the common shares of the Company designated as Earnout Shares, par value $0.001 per share. The Earnout Shares were part of the purchase consideration and were classified as contingent consideration liabilities until they reached the status of Participating Earnout Shares at which point they were reclassified to Common and Redeemable common shares, par value and Additional paid-in capital. As of December 31, 2025 and 2024, the fair value of the contingent consideration liability related to the Earnout Shares not yet participating was nil and $0.3 million, respectively on the Consolidated Balance Sheets. Changes in fair value of the contingent consideration related to the Earnout Shares are recorded in Change in fair value of contingent consideration in the Consolidated Statements of Operations.
As of December 31, 2025, none of the Company’s preferred shares were issued and outstanding.

The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of December 31, 2025 and 2024:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
Shares issued through reinvestment of distributions	140	33	84	13	390	1	204	3	—	868
Shares repurchased	(70)	(19)	(51)	(3)	(561)	—	(83)	—	(57)	(844)
Shares transferred	—	—	—	—	121	—	(121)	—	—	—
Other capital activity	—	—	—	—	357	—	—	—	323	680
Shares outstanding as of December 31, 2024	15,879	2,720	6,566	860	124,346	193	44,514	252	3,996	199,326
Shares repurchased	(195)	(11)	(21)	—	(158)	—	(36)	—	—	(421)
Shares transferred	—	—	—	—	446	—	(452)	—	—	(6)
Other capital activity	—	—	—	—	480	—	—	—	—	480
Shares outstanding as of December 31, 2025	15,684	2,709	6,545	860	125,114	193	44,026	252	3,996	199,379
Distributions
The Company suspended the shareholder distributions after the distribution payment on May 1, 2024. Below are the distributions calculated for shareholders of record based upon distribution period and class of share prior to the suspension in May 2024.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	1-May-24	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared and paid before the suspension effective on May 1, 2024 for the year ended December 31, 2024:

(in thousands)
Declared Date	Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
January 31, 2024	February 1, 2024	$7,610	$1,787	$9,397
February 29, 2024	March 1, 2024	7,145	1,691	8,836
March 30, 2024	April 1, 2024	7,607	1,821	9,428
April 30, 2024	May 1, 2024	7,373	1,757	9,130
Total		$29,735	$7,056	$36,791

The following table reflects the distributions declared and paid for the year ended December 31, 2023:

(in thousands)
Declared Date	Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
January 31, 2024	February 1, 2023	$7,386	$1,975	$9,361
February 28, 2023	March 1, 2023	6,679	1,777	8,456
March 30, 2023	March 31, 2023	7,420	1,942	9,362
April 30, 2023	May 1, 2023	7,114	1,888	9,002
May 31, 2023	June 1, 2023	7,373	1,934	9,307
June 30, 2023	July 3, 2023	7,145	1,871	9,016
July 30, 2023	August 1, 2023	7,232	1,926	9,158
August 31, 2023	September 1, 2023	7,226	1,935	9,161
September 30, 2023	October 2, 2023	7,003	1,872	8,875
October 31, 2023	November 2, 2023	7,352	1,841	9,193
November 30, 2023	December 1, 2023	7,964	1,746	9,710
December 31, 2023	January 2, 2024	7,606	1,786	9,392
Total		$87,500	$22,493	$109,993
All distributions paid for the years ended December 31, 2024 and 2023 were reported as a return of capital to members for tax reporting purposes.

Note 19. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized is automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. Share-based awards issued become exercisable and generally vest over a one- to four-year period. As of December 31, 2025, there were 7.8 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized in Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized for the periods indicated below:

	Year ended December 31,
(in thousands)	2025	2024	2023
Restricted stock units	$8,484	$7,725	$370
Cash-settled restricted stock units	(64)	19	678
Performance restricted stock units	698	2,053	441
Director's fees	167	192	195
GDEV incentive fees(1)	(1,321)	219	919
GDEV II incentive fees(1)	760	4,070	—
GDEV II special profits interest	20	72	164
GDEV Management Holdings LLC member interests	2,061	—	—
EO Awards	—	(13,972)	8,481
Total	$10,805	$378	$11,248
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. Unrecognized compensation expense related to restricted share units as of December 31, 2025 was $10.2 million, which the Company expects to recognize over a weighted average period of 1.35 years.
The following table provides a summary of the restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	267	$7.78
Granted	2,679	7.77
Vested	(551)	8.17
Forfeited	(296)	7.66
Unvested balance as of December 31, 2024	2,099	$7.68
Granted	2,126	5.09
Vested	(986)	7.12
Forfeited	(650)	7.64
Unvested balance as of December 31, 2025	2,589	$5.78
In connection with the service-based restricted share units granted in September 2025, 0.1 million units vested immediately, resulting in $0.7 million of additional share-based compensation expense for the year ended December 31, 2025.

Cash-Settled Restricted Share Units
As discussed in Note 16. Related Parties, in September 2023, the Company replaced 0.1 million forfeited restricted share units with 0.1 million new cash-settled restricted share units to a former employee. The awards were fully vested at grant date, had a grant-date fair value of $0.7 million, and were remeasured quarterly until settlement. The units were fully settled by April 2025, with no unvested units outstanding as of December 31, 2025.
Performance Restricted Share Units
In July and September 2025, the Company granted performance restricted share units of up to 1.5 million and 0.4 million, respectively, units of the Company’s Class P-I shares to certain employees. The awards had grant date fair values of approximately $7.9 million and $2.0 million, respectively, calculated based on the Class P-I MSV on the respective grant dates. These awards include performance and service conditions under ASC 718, are earned based on projected fiscal year 2027 free cash flow, and vest on March 31, 2028. The Company recognizes expense based on the number of units that it expects to vest.
In February 2024 and July 2024, the Company granted performance restricted share units of up to 0.7 million and 1.3 million Class P-I shares with grant-date fair values of approximately $2.4 million and $5.3 million, respectively, determined using a Black-Scholes-Merton model. These awards include market and service conditions under ASC 718 and are earned based on total shareholder return over specified measurement periods. Shares earned will vest in 2027 and 2028 and the entire compensation expense is recognized over the requisite service period regardless of performance outcomes unless units are forfeited during the period.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded in February 2024:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$8.27
Performance period (in years)	3.0
Expected share volatility	28.6%
Dividend yield	—%
Daily distribution rate	$0.00158
Risk-free interest rate	4.7%
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded in July 2024:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%

The following table provides a summary of performance restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	1,067	$4.40
Granted	1,987	$3.92
Forfeited	(269)	$4.11
Unvested balance as of December 31, 2024	2,785	$4.08
Granted	1,935	$5.13
Forfeited	(1,886)	$4.04
Unvested balance as of December 31, 2025	2,834	$4.82
EO Awards
During the year ended December 31, 2024, the Company determined that the performance conditions underlying the EO Awards were improbable of being achieved and EO Awards were therefore improbable of vesting and accordingly, recognized a cumulative reduction in compensation expense of $3.4 million. No compensation expense associated with the EO Awards was recognized during the year ended December 31, 2025. As of December 31, 2025, all of the outstanding EO Awards have been forfeited as the performance conditions underlying the EO Awards were not met.
GDEV I and GDEV II Incentive Units
The GDEV I and GDEV II incentive units are carried interest awards issued by GDEV GP and GDEV GP II to certain employees and nonemployee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II. The Company accounts for the carried interest awards issued to employees in accordance with ASC Topic 710, Compensation - General (“ASC 710”). Holders of carried interest awards receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting is based on the continued service of the participants. The carried interest awards are liability-classified, and compensation expense for the carried interest awards is based on the change in the fair value of the carried interests and the vesting schedule. The compensation expense recognized on the carried interest awards is included in General and administrative expenses in the Consolidated Statements of Operations.
GDEV Management Holdings LLC Membership Interests and Options
On January 1, 2025, an independent contractor of GDEV Management Holdings LLC received 25% of the membership interests in GDEV Management Holdings LLC in exchange for a small amount of cash and future services. The Company records compensation expense under ASC 718 for the membership interests issued in exchange for future services as nonemployee equity-classified share-based compensation. 50% of the membership interests were fully vested on the issuance date, 25% will vest on January 1, 2028, and the remaining 25% will vest on October 9, 2030. In addition, the independent contractor has the option to acquire an additional 15% of the membership interests in GDEV Management Holdings LLC at a fixed price from GCM if certain thresholds are met prior to October 9, 2030. The grant-date fair value of this option was immaterial, and therefore, no related compensation expense was recorded for the year ended December 31, 2025.

Note 20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Basic and diluted:
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)	$(79,471)

Weighted average common shares outstanding used in computing net loss per share—basic	199,383	199,313	199,293
Weighted average common shares outstanding used in computing net loss per share—diluted	199,383	199,313	199,293

Net income (loss) per share—basic	$(0.98)	$(1.22)	$(0.40)
Net income (loss) per share—diluted	$(0.98)	$(1.22)	$(0.40)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts.
The effect of 5.4 million, 4.9 million, and 1.4 million shares related to the Company’s share-based compensation awards for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

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
The following table presents the Company’s revenue by reportable operating segment:

	Year ended December 31,
(in thousands)	2025	2024	2023
Energy revenue	$182,534	$185,225	$159,301
Other revenue	4,624	6,085	8,434
Contract amortization, net	(7,419)	(14,301)	(8,060)
Total IPP revenue	$179,739	$177,009	$159,675

Investment Management revenue	$11,482	$18,757	$13,490
Total net revenue	$191,221	$195,766	$173,165

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
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	For the year ended December 31, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$179,739	$11,482	$—	$191,221

Operating expenses
Direct operating costs(1) (2)	$81,868	$12,712	$—	$94,580
General and administrative(3)	12,120	4,292	41,047	57,459
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	76,483	4,299	—	80,782
(Gain) loss on asset disposition	95,339	—	—	95,339
Impairment of long-lived assets, net and termination costs	46,846	—	—	46,846
Total segment operating expense	$312,656	$21,303	$40,747	$374,706
Total segment operating income (loss)	$(132,917)	$(9,821)	$(40,747)	$(183,485)

Interest income (expense), net				$(79,892)
Change in fair value of investments, net				(5,380)
Income from sale-leaseback transfer of tax benefits				32,951
Gain on liability extinguishment				15,417
Other income (expense), net				(2,624)

Income (loss) before income taxes				$(223,013)

	For the year ended December 31, 2024
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$177,009	$18,757	$—	$195,766

Operating expenses
Direct operating costs(1) (2)	$95,049	$16,700	$—	$111,749
General and administrative(3)	15,231	8,020	29,301	52,552
Change in fair value of contingent consideration	—	—	(39,348)	(39,348)
Depreciation, amortization and accretion	73,790	8,163	—	81,953
(Gain) loss on asset disposition	12,932	—	—	12,932
(Gain) loss on deconsolidation, net	(5,622)	—	—	(5,622)
Impairment of goodwill	200,338	20,976	—	221,314
Impairment of long-lived assets, net and termination costs	37,982	50,428	—	88,410
Total segment operating expense	$429,700	$104,287	$(10,047)	$523,940
Total segment operating income (loss)	$(252,691)	$(85,530)	$10,047	$(328,174)

Interest income (expense), net				$(7,612)
Change in fair value of investments, net				(14,701)
Income from sale-leaseback transfer of tax benefits				22,764
Other income (expense), net				2,436

Income (loss) before income taxes				$(325,287)

(in thousands)	For the year ended December 31, 2023
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$159,675	$13,490	$—	$173,165

Operating expenses
Direct operating costs(1) (2)	$91,911	$13,675	$—	$105,586
General and administrative(3)	13,992	3,680	42,945	60,617
Change in fair value of contingent consideration	—	—	(603)	(603)
Depreciation, amortization and accretion	116,506	9,237	—	125,743
Impairment of long-lived assets, net and termination costs	$59,294	$—	$—	59,294
Total segment operating expense	$281,703	$26,592	$42,342	$350,637
Total segment operating income (loss)	$(122,028)	$(13,102)	$(42,342)	$(177,472)

Interest income (expense), net				$(20,328)
Change in fair value of investments, net				932
Other expense, net				(267)

Income (loss) before income taxes				$(197,135)
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

Note 22. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant Parent Company
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$163	$161
Other current assets	125	555
Total current assets	288	716
Other assets:
Investment in subsidiary(1)	1,138,222	1,350,941
Total assets	$1,138,510	$1,351,657
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$84	$3,209
Other current liabilities	2,377	3,808
Total current liabilities	2,461	7,017
Other liabilities:
Contingent consideration	—	300
Other noncurrent liabilities	149	3,271
Total other liabilities	149	3,571
Total liabilities	$2,610	$10,588
Commitments and contingencies
Redeemable noncontrolling interests	$—	$1,851
Equity:
Common shares, par value, $0.001 per share, 350,000 authorized, 199,379 and 199,326 outstanding as of 2025 and 2024, respectively	199	199
Additional paid-in capital	1,779,303	1,773,758
Accumulated deficit	(777,258)	(584,733)
Accumulated other comprehensive income	26,547	34,937
Noncontrolling interests	107,109	115,057
Total equity	1,135,900	1,339,218
Total liabilities, redeemable noncontrolling interests and equity	$1,138,510	$1,351,657
(1)The Company has eliminated all intercompany balances and transactions in consolidation.
The accompanying notes are an integral part of these Condensed Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year ended December 31,
	2025	2024	2023
Operating expenses
General and administrative	2,643	3,799	3,044
Change in fair value of contingent consideration	(300)	(39,348)	(603)
Total operating expenses	2,343	(35,549)	2,441
Equity in losses of consolidated subsidiaries	212,555	341,459	172,505
Total other income (expense), net	9	1	(641)
Net income (loss)	(214,889)	(305,909)	(175,587)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(20,244)	(63,609)	(96,116)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(194,645)	$(242,300)	$(79,471)
The accompanying notes are an integral part of these Condensed Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net cash used in operating activities	(13,629)	(1,850)	(4,583)
Cash Flows from Investing Activities
Net contribution from subsidiaries	18,527	48,124	138,978
Net cash provided by investing activities	18,527	48,124	138,978
Cash Flows from Financing Activities
Shareholder distributions	—	(37,196)	(87,597)
Repurchases of common shares	(2,667)	(6,428)	(82,719)
Other capital activity	(2,229)	(3,150)	(3,480)
Net cash used in financing activities	(4,896)	(46,774)	(173,796)
Net decrease (increase) in Cash and cash equivalents	2	(500)	(39,401)
Cash and cash equivalents at beginning of period	161	661	40,062
Cash and cash equivalents at end of period	$163	$161	$661
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
The condensed financial information has been prepared using the same accounting policies as set out in the Consolidated Financial Statements except that the equity method has been used to account for investments in its subsidiaries. GREC LLC is considered the “registrant” and presented as the parent company to supplement its condensed financial statements in Schedule I. The parent company records its investments in subsidiaries under the equity method of accounting as prescribed in ASC 323, Investments-Equity Method, and Joint Ventures. Such investments are presented on the Condensed Balance Sheets as “Investment in subsidiary.” Ordinarily under the equity method, an investor in an equity method investee would cease to recognize its share of the losses of an investee once the carrying value of the investment has been reduced to nil, absent an undertaking by the investor to provide continuing support and fund losses. For the purpose of this Schedule I, the parent company has continued to reflect its share, based on its proportionate interest, of the losses of subsidiaries regardless of the carrying value of the investment even though the parent company is not obligated to provide continuing support or fund losses.
The Company consolidates the results of GREC and its subsidiaries through its controlling interest, with interest in subsidiaries held by other investors shown as noncontrolling interest in the financial statements.
Note 2. Commitments and Contingencies and Guarantees
See Note 11. Debt and Note 15. Commitments and Contingencies and to the Company’s Consolidated Financial Statements for a detailed discussion of GREC LLC’s commitments and contingencies.
Note 3. Dividends
Cash distributions paid to GREC LLC by its subsidiaries were $19.7 million, $60.3 million and $142.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2025, the internal control over financial reporting for the Company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (the “2026 Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Company’s 2026 Proxy Statement under the headings “Compensation of Directors and Executive Officers” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item 12 relating to security ownership of certain beneficial owners and management, will be included in the Company’s 2026 Proxy Statement under the heading “Ownership of Securities” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13, to the extent applicable, will be included in the Company’s 2026 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the Company’s 2026 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Report
(1)The following Consolidated Financial Statements of Greenbacker Renewable Energy Company LLC and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of KPMG LLP (PCAOB ID: 185) thereon, are included herein:
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements
•Schedule I - Greenbacker Renewable Energy Company LLC (Parent Company only) Condensed Financial Statements for the years ended December 31, 2025, 2024 and 2023
(b)Exhibits
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

Exhibit Number	Description of Document
10.12
Second Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated November 25, 2020 (Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 28, 2024)

10.13
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.14
Consulting Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.15
Credit and Guaranty Agreement by and among GREC Warehouse Holdings 1 LLC, as borrower, and the guarantors, letter of credit issuers, and lenders named therein, dated August 11, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.16
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.17
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.18
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Christopher Smith, dated as of January 28, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on January 28, 2025)

10.19
Transition Agreement by and among the Company, Greenbacker Renewable Energy Corporation, Greenbacker Capital Management, Greenbacker Administration, LLC and Charles Wheeler, dated March 31, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on March 31, 2025)

10.20
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Daniel de Boer (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.21
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Carl Weatherley-White (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.22
Transition and Separation Agreement, dated September 15, 2025 by and between Greenbacker Renewable Energy Company LLC and Matthew Murphy (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 17, 2025)

10.23*	Consultation Agreement, dated December 22, 2025, by and between Greenbacker Renewable Energy Company LLC and David Sher
10.24*	Form of Restricted Share Unit Grant and Agreement (Time-Based Vesting) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan
10.25*	Form of Restricted Share Unit Grant and Agreement (Performance-Based Vesting – Tier 1) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan
10.26*	Form of Restricted Share Unit Grant and Agreement (Performance-Based Vesting – Tier 2) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan
14.1	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 000-55610 filed on November 12, 2024)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: March 9, 2026	By	/s/ Daniel de Boer
Daniel de Boer Chief Executive Officer principal executive officer

Date: March 9, 2026	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel de Boer	Chairman, Chief Executive Officer and Director	March 9, 2026
Daniel de Boer	principal executive officer

/s/ Michael Cunningham	Senior Vice President, Chief Accounting Officer	March 9, 2026
Michael Cunningham	principal accounting officer, performing the duties of principal financial officer
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel de Boer and Michael Cunningham to be their true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities (unless revoked in writing), to sign this report and any or all amendments to thereto, and to file the same, with all exhibits therewith, with the Securities and Exchange Commission, and every act and thing necessary or desirable to be done, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Sher
David Sher	Director	March 9, 2026

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 9, 2026

/s/ Robert Herriott
Robert Herriott	Director	March 9, 2026

/s/ David M. Kastin
David M. Kastin	Director	March 9, 2026

/s/ Robert Brennan
Robert Brennan	Director	March 9, 2026

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 9, 2026