Form 10-K/A
period 2025-12-31
Greenbacker Renewable Energy Co LLC
filed 2026-04-30
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 15, 2026, the registrant had 199,192,235 shares of common interests, $0.001 par value, outstanding.

EXPLANATORY NOTE
Greenbacker Renewable Energy Company LLC (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 9, 2026 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Accordingly, the cover page of the Original Form 10-K is also amended to delete the reference to the incorporation by reference to our definitive proxy statement.
In addition, pursuant to Item 601 of Regulation S-K, Item 15 of Part IV has been amended to include contemporaneously dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.3 and 31.4 hereto. Because this Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are set forth in the Original Form 10-K.

3

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about the Board of Directors
Our business and affairs are overseen by our Board of Directors, as provided by our Fifth Operating Agreement and Delaware law. The Board of Directors currently has an Audit Committee, a Nominating / Corporate Governance Committee and a Compensation Committee and may establish additional committees from time to time as necessary. Each director will serve until the next annual meeting of shareholders or until his or her successor is duly elected. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the shareholders upon the affirmative vote of at least a majority of the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.
A vacancy created by an increase in the number of directors or the death, resignation, removal, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors. As provided in our Fifth Operating Agreement, nominations of individuals to fill the vacancy of a board seat previously filled by an independent director will be made by the remaining independent directors.
Our Board of Directors consists of seven members, a majority of whom are independent directors as such term is defined in NASDAQ Listing Rule 5605(a)(2). We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under section 402 of the Sarbanes-Oxley Act of 2002.
Our Board of Directors serves in a fiduciary capacity to us and has a fiduciary duty to our shareholders. This means that each director must perform his or her duties in good faith and in a manner that each director considers to be in our best interest and in the best interests of the shareholders. Our Board of Directors has a fiduciary responsibility for the safekeeping and use of all of our funds and assets and will not employ or permit another to employ such funds or assets in any manner except for the exclusive benefit of us.
Board of Directors
Our Board of Directors includes seven directors. Our Board of Directors consists of the following members:

Name	Position	Director Since	Age
David Sher	Director	2012	62
Daniel de Boer	Director	2025	40
Robert Brennan	Director, Chairman	2019	64
Kathleen Cuocolo	Independent Director	2013	74
Cynthia Curtis	Independent Director	2019	66
Robert Herriott	Independent Director	2013	56
David M. Kastin	Independent Director	2013	58
The biographical descriptions for each director include the specific experience, qualifications, attributes and skills that led to the conclusion by our Board of Directors that such person should serve as a director.

David Sher. Mr. Sher is one of the founders of the Company and has been a board member since December 2012. Mr. Sher also served as Chief Executive Officer of Greenbacker Capital Management (“GCM”) from December 2012 until December 2025, director of Greenbacker Renewable Energy Corporation (“GREC”) from November 2011 until December 2025, and Co-Chief Executive Officer of Greenbacker Group LLC (“Group LLC”) from August 2012 to May 2022. Prior to joining our company, Mr. Sher was a senior adviser at Prospect Capital Management L.P., a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011. Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co-founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997. Mr. Sher holds a Master of International Affairs from Columbia University and Bachelor of Arts in Political Science from Rutgers University. Mr. Sher was selected to serve as a director because he has over 20 years of executive experience in various areas, having previously served as founder and chief executive officer of several companies, including two broker-dealers. He also has experience working in the renewable energy sector, including a transaction involving the proposed sale of a 28MW biomass power plant to a private equity firm.
Daniel de Boer. Mr. de Boer was appointed as the Company’s Chief Executive Officer (“CEO”) by the board of directors on August 25, 2025, effective September 1, 2025; previously serving as our Interim Chief Executive Officer (“Interim CEO”) since April 1, 2025. Mr. de Boer is also the Chief Investment Officer of GCM. Prior to becoming Interim CEO, Mr. de Boer was Managing Director and Head of Infrastructure. Mr. de Boer is a seasoned renewables energy investment professional with nearly two decades of experience in the renewable energy space. Prior to joining the Company in December 2023, Mr. de Boer previously served as the Head of Renewables at Allianz Capital Partners of America from March 2019 through December 2023, where he led all aspects of the investment life cycle and played a role in shaping the strategic direction of their sustainable infrastructure platform. Prior to Allianz, Mr. de Boer spent time developing solar projects with VivoPower International plc, established Onyx Renewable Partner L.P. within Blackstone Energy Partners, and launched D.E. Shaw Renewable Investments while a part of the D.E. Shaw Group’s private equity team. Mr. de Boer holds a Master of Business Administration from the Wharton School at the University of Pennsylvania and a Bachelor of Arts degree from Yale University. Mr. de Boer was selected to serve as a director based upon his extensive renewable energy industry, investment and asset management experience in addition to his current role as our CEO.
Robert Brennan. Mr. Brennan has been a director since May 2019 and was appointed as Chairman of the Board of Directors effective April 1, 2025. Mr. Brennan has served as Co-Chair of the Board of Directors of Group LLC and as a non-executive officer of GCM since December 1, 2017.Mr. Brennan was previously a Senior Managing Director and Head of Guggenheim Partners Commercial Real Estate Finance Group where from 2010 to 2017 he built a national commercial mortgage loan origination, servicing and asset management business responsible for nearly $10 billion of loans for client investment portfolios. Additionally, Mr. Brennan was an executive member and founding investor of Pillar Financial, Guggenheim’s GSE licensed lending, mortgage banking, and servicing affiliate which was sold to SunTrust Bank in late 2016. During his 34-year Wall Street career, Mr. Brennan spent the last 26 years focused on real estate, in which he played a wide range of roles including trading, origination, structuring and banking, and asset management. Mr. Brennan was involved with a broad array of property and project types ranging from conventional incoming producing to project-based transactions. Prior to Guggenheim, he was the Global Head of Credit Suisse’s Real Estate Finance and Securitization Group which was a dominant global leader in the commercial real estate finance industry. Mr. Brennan joined Credit Suisse in November 2000 when it was merged with Donaldson, Lufkin and Jenrette (“DLJ”), where he was a Managing Director and Head of the Commercial Mortgage Group. Mr. Brennan held previous positions at UBS Securities and L.F. Rothschild and started his career in 1983 with E.F. Hutton where he was an Associate in the Investment Banking Division. Mr. Brennan is a graduate of the University of Vermont and holds a Master of Business Administration from New York University. For the past 10 years, Mr. Brennan was the Chair of UVM’s investment sub-committee, responsible for overseeing the University’s endowment. Mr. Brennan was selected to serve as a director based upon his extensive finance, investment and asset management experience.

Kathleen Cuocolo. Ms. Cuocolo, an independent director since July 2013, was President of Syntax, LLC from April 2014 to March 2020, a sponsor of Exchange Traded Funds. She was responsible for overseeing the business and infrastructure development at Syntax’s family of Stratified Indices and Stratified Exchange Traded Funds. She currently serves as Audit Chair of ConnectM, a company focused on electrification and energy efficiency and Audit Chair of Webs ETF Trust. Ms. Cuocolo was Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008 where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation where she was Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition to her corporate career, Ms. Cuocolo has served as independent director of Guardian Life Mutual Funds from June 2006 through their acquisition by RS Investments in December 2007, Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007, trustee of SPDR Trust from January 1993 through July 2003, President and Director of The China Fund from September 1999 through July 2003 and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo received her Bachelor of Arts from Boston College in Accounting. She has been a certified public accountant in Massachusetts since 1981. She holds a masters in Corporate Governance from the American College of Corporate Directors. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration and as a Board member and an investor.
Cynthia Curtis. Ms. Curtis has been an independent director since May 2019. From January 2023 to December 2024, Ms. Curtis served as Senior Vice President, Head of Portfolio ESG at Revantage, a global services provider serving Blackstone portfolio companies and investments, where her primary focus was value creation through the decarbonization of real estate assets. From August 2015 to January 2023, Ms. Curtis was Senior Vice President of Sustainability for JLL, a Fortune 200 commercial real estate services company, where she was responsible for embedding sustainability throughout JLL’s business as well as those of its clients. Ms. Curtis also collaborated with JLL’s Investor Relations team to engage with investors on JLL’s ESG strategy and results and represented the company on the World Green Building Council’s Corporate Advisory Board. Previously, Ms. Curtis has worked in the public, private and non-profit sectors, including Ceres, CA Technologies, where she served as Vice President and Chief Sustainability Officer, and EMC (now Dell), where she was Senior Director, Services Marketing. She lives in the Boston area, is a member of the New England Women in Energy and the Environment and built one of the region’s first gold LEED-certified residences. Ms. Curtis holds a Bachelor of Arts from Boston College and a Master of International Management degree from Arizona State University’s Thunderbird School of Global Management. Ms. Curtis was selected to serve as an independent director based on her extensive experience in marketing and sustainability.
Robert Herriott. Mr. Herriott, an independent director since July 2013, founded RBT Public Affairs Group in January 2009. Mr. Herriott has worked in public affairs since 1994 serving in various political, legislative, and governmental liaison roles. In his capacity with RBT Public Affairs Group, Mr. Herriott has been involved with legislative and regulatory issues concerning FATCA, the Dodd-Frank Act, and Investment Management Operational Due Diligence, among others including Green Energy Initiatives and Healthcare. Prior to forming RBT Public Affairs Group, Mr. Herriott served from January 2007 to April 2009 as an internal advisor to the Toy Industry Association assisting in the legislative and regulatory reform of the industry, and harmonizing manufacturing standards between the United States, China and the European Union. Mr. Herriott has testified before legislative bodies regarding pending legislation and spoken throughout the U.S. and internationally on how to interact with government, communication strategy, the U.S. legislative process, and specific industry issues pending before governmental entities. Mr. Herriott continues to advise clients on macro and micro governmental and political risk analysis, as well as reputation management and public affairs campaigns. Since joining the Company as an independent director, Mr. Herriott has earned a certificate in Energy Innovation and Emerging Technologies from Stanford University and a Directorship Certification from the National Association of Corporate Directors. Mr. Herriott holds a Bachelor of Arts in political science and psychology from the University of West Georgia. Mr. Herriott was selected to serve as an independent director based on his extensive experience with legislative and regulatory issues, and with federal government energy initiatives, in particular.

David M. Kastin. Mr. Kastin has been an independent director since July 2013. From June 2025 to the present, Mr. Kastin has been the Executive Vice President, General Counsel of the The Vitamin Shoppe, LLC. From December 2022 through September 2023, Mr. Kastin was the Executive Vice President, Chief Legal Officer and Corporate Secretary of Bed, Bath & Beyond, Inc., which filed for bankruptcy protection in April 2023. The confirmation order for the wind down and liquidation of Bed, Bath & Beyond became effective in October 2023. Since October 2023, Mr. Kastin has been working with the plan administrator to wind down and liquidate the company. From August 2020 to December 2022, he was the General Counsel and Corporate Secretary of Clever Leaves International, Inc. From August 2015 through January 2020, he was Senior Vice President, General Counsel and Corporate Secretary of Vitamin Shoppe, Inc. From August 2007 through August 2015, Mr. Kastin was Senior Vice President-General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President — Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave Leighton Paisner LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin received his Bachelor of Arts in finance at George Washington University and his Juris Doctor from Cardozo School of Law. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal and strategic advisor and counsel to publicly traded companies and his expertise in securities and corporate governance matters.
There is no family relationship between and among any of the Company’s executive officers or directors.
Committees of the Board of Directors
The entire Board of Directors considers all major decisions concerning the Company’s business. However, the Company’s Fifth Operating Agreement provides that the Company’s Board of Directors may establish such committees as the Board of Directors believes appropriate. The Board of Directors currently has an Audit Committee, a Nominating / Corporate Governance Committee, and a Compensation Committee and may establish additional committees from time to time as necessary. The Company’s Board of Directors will appoint the members of the committee in its discretion, provided that each member of the Audit Committee and the Compensation Committee must be independent.
Audit Committee
The members of the Company’s standing Audit Committee are Kathleen Cuocolo, Cynthia Curtis, Robert Herriott, and David M. Kastin, all of whom are independent directors as defined in NASDAQ Listing Rule 5605(a)(2). Kathleen Cuocolo chairs the Company’s Audit Committee and serves as the “audit committee financial expert,” as that term is defined under Item 407 of Regulation S-K (“Regulation S-K”) of the Exchange Act of 1934 (the “Exchange Act”).
The Audit Committee operates pursuant to a written charter approved by the Company’s Board of Directors and meets periodically, as necessary. The charter was amended and restated effective as of April 25, 2024. The charter sets forth the purpose of the Audit Committee, including:
•overseeing the corporate accounting and reporting practices of the Company and its subsidiaries;
•overseeing the quality and integrity of the Company’s consolidated financial statements;
•assuring the Company’s compliance with applicable legal and regulatory requirements;
•reviewing the performance, qualifications and independence of the Company’s external auditors; and
•reviewing the performance of the Company’s internal audit function.
A copy of the Audit Committee’s charter is available on the Company’s website: www.greenbackercapital.com/greenbacker-renewable-energy-company. The Audit Committee met five times during the fiscal year ended December 31, 2025. Each of the members of the Audit Committee attended all such meetings.
Nominating / Corporate Governance Committee
The members of the Company’s standing Nominating / Corporate Governance Committee are Robert Herriott, Cynthia Curtis, Robert Brennan, David Sher, Daniel de Boer, Kathleen Cuocolo, and David M. Kastin. Robert Herriott, Cynthia Curtis, Kathleen Cuocolo, and David M. Kastin are the independent directors as defined in NASDAQ Listing Rule 5605(a)(2) on the committee. Robert Herriott chairs the Company’s Nominating / Corporate Governance Committee.

The Nominating / Corporate Governance Committee operates pursuant to a written charter approved by the Company’s Board of Directors and meets periodically, as necessary. The charter was amended and restated effective as of April 25, 2024. The charter sets forth the purpose of the Nominating / Corporate Governance Committee, including:
•assisting the Board of Directors by identifying individuals qualified to become members of the Board of Directors;
•recommending to the Board of Directors the director nominees to be elected at each annual meeting of the Company’s shareholders;
•recommending to the Board of Directors the director nominees to serve on each committee of the Board of Directors;
•developing, together with the Chairman of the Board of Directors and members of senior management, and recommend to the Board of Directors succession plans for the Company’s Chief Executive Officer and other senior executive officers;
•developing and recommending to the Board the corporate governance principles and guidelines applicable to the Company;
•periodically reviewing the Company’s strategies, activities, policies and communications regarding sustainability and other ESG related matters and making recommendations to the Board of Directors; and
•overseeing the Board and its respective committees in the annual review of their performance.
A copy of the Nominating / Corporate Governance Committee’s charter is available on the Company’s website: www.greenbackercapital.com/greenbacker-renewable-energy-company. The Nominating / Corporate Governance Committee met four times during the fiscal year ended December 31, 2025. Each of the members of the Nominating/Corporate Governance Committee attended all such meetings.
Shareholder Nominations for Director
The Nominating / Corporate Governance Committee considers candidates suggested by its members and other directors, as well as the Company’s management and shareholders. A shareholder who wishes to recommend a prospective nominee for our Board of Directors must provide notice to the Company’s corporate secretary in accordance with the requirements set forth in the Company’s Fifth Operating Agreement, the Nominating / Corporate Governance Committee charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to Greenbacker Renewable Energy Company LLC, 230 Park Avenue, Suite 1560, New York, NY 10169, Attn: Shareholder Nominations. To have a candidate considered by the Nominating / Corporate Governance Committee, a shareholder must submit the recommendation in writing and must include the following information:
•the name of the shareholder and evidence of the person’s ownership of Shares, including the number of Shares owned and the length of time of the ownership;
•the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company and the person’s consent to be named as a director if selected by the Nominating / Corporate Governance Committee and nominated to the Board of Directors; and
•if requested by the Nominating / Corporate Governance Committee, a completed and signed director’s questionnaire.
Compensation Committee
The members of the Company’s standing Compensation Committee are Cynthia Curtis, Kathleen Cuocolo, Robert Herriott and David M. Kastin, all of whom are independent directors as defined in NASDAQ Listing Rule 5605(a)(2). Cynthia Curtis chairs the Company’s Compensation Committee.
The Compensation Committee operates pursuant to a written charter approved by the Company’s Board of Directors and meets periodically, as necessary. The charter was amended and restated effective as of April 25, 2024. The charter sets forth the purpose of the Compensation Committee, including:
•overseeing the approval, administration and evaluation of the Company’s compensation plans, including equity incentive compensation plans that are maintained by the Company and/or under which equity incentive awards remain outstanding, compensation policies and compensation programs;
•reviewing the compensation of the Company’s directors, executive officers, and other senior personnel as the Committee may determine from time to time;

•reviewing, discussing with the Company’s management and recommending to the Board of Directors the Compensation Discussion and Analysis to be included, as required, in the Company’s annual proxy statement or annual report on Form 10-K;
•preparing any report on or relating to executive compensation required by the rules and regulations of the SEC; and
•assisting the Board of Directors with other related tasks, as assigned from time to time.
A copy of the Compensation Committee’s charter is available on the Company’s website: www.greenbackercapital.com/greenbacker-renewable-energy-company. The Compensation Committee met five times during the fiscal year ended December 31, 2025. Each of the members of the Compensation Committee attended all such meetings.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is composed of four independent directors: Cynthia Curtis (Chair), Kathleen Cuocolo, Robert Herriott and David M. Kastin. No member of the Compensation Committee is, or was during 2024, a current or former officer or employee of the Company or any of its subsidiaries. Additionally, during 2025, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.
Code of Ethics
The Company adopted a written Code of Ethics designed to promote ethical conduct by all of the Company’s directors, officers and employees based upon the standards set forth under Item 406 of Regulation S-K. The Code of Ethics applies to all Company employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Ethics is available on the Company’s website: www.greenbackercapital.com/greenbacker-renewable-energy-company.
Insider Trading Policy
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and each person who owns more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Shares and other equity securities. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a Reporting Person complied with all Section 16(a) filing requirements in a timely manner during such fiscal year.
Executive Officers
The following table provides information on our current executive officers.

Name	Position	Age
Daniel de Boer	Chief Executive Officer	40
Carl Weatherley-White	Chief Financial Officer	63
Michael Cunningham	Chief Accounting Officer	38

Daniel de Boer. Mr. de Boer was appointed as Chief Executive Officer (“CEO”) by the board of directors on August 25, 2025, effective September 1, 2025; previously serving as Interim Chief Executive officer since April 1, 2025. Mr. de Boer is also the Chief Investment Officer of GCM. Prior to becoming Interim CEO, Mr. de Boer was Managing Director and Head of Infrastructure. Mr. de Boer is a seasoned renewables energy investment professional with nearly two decades of experience in the renewable energy space. Prior to joining the Company in December 2023, Mr. de Boer previously served as the Head of Renewables at Allianz Capital Partners of America from March 2019 through December 2023, where he led all aspects of the investment life cycle and played a role in shaping the strategic direction of their sustainable infrastructure platform. Prior to Allianz, Mr. de Boer spent time developing solar projects with VivoPower International plc, established Onyx Renewable Partner L.P. within Blackstone Energy Partners, and launched D.E. Shaw Renewable Investments while a part of the D.E. Shaw Group’s private equity team. Mr. de Boer holds a Master of Business Administration from the Wharton School at the University of Pennsylvania and a Bachelor of Arts degree from Yale University.
Carl Weatherley-White. Mr. Weatherley-White was appointed as Chief Financial Officer (“CFO”) by the board of directors on August 25, 2025, effective September 1, 2025; previously serving as Interim Chief Financial Officer (“Interim CFO”) since January 28, 2025. Prior to becoming our Interim CFO, Mr. Weatherley-White was Head of Capital Markets of GCM. Prior to joining the Company in February 2024, Mr. Weatherley-White served as the Head of Renewable Investments at Advantage Capital. In this capacity, he led the creation of the firm’s renewable energy tax credit syndication platform and played a pivotal role in originating and structuring over $1.5 billion in tax credit investments. Previously, he held the positions of CEO and CFO at VivoPower International, a global energy infrastructure firm. During his tenure, he played a key role in the company’s IPO on NASDAQ and, subsequently, took the helm in actively steering the organization’s growth strategy. His prior experiences include Managing Director & Group Head of Global Project Finance at Barclays Capital and Lehman Brothers and Director of Energy Structured Finance at Credit Suisse. Mr. Weatherley-White is a director and the Chair of the Audit Committee of Cypress Creek Partners a private strategies manager with over $500 million of assets under management focused on middle market private equity and GP investments in emerging managers.
Michael Cunningham. Mr. Cunningham has been our Chief Accounting Officer since August 2024. He is also the Chief Accounting Officer of GCM and Greenbacker Administration LLC (“Greenbacker Administration”). Mr. Cunningham is responsible for all areas of accounting, tax, internal and external financial reporting, including filings with the SEC and related internal controls, has extensive experience with U.S. GAAP, SEC regulations and SOX compliance including technical accounting matters, implementing new accounting standards, managing complex transactions, and internal and external audits. He joined GCM in November 2019. Mr. Cunningham’s prior roles include Senior Manager at CFGI and Assurance Manager at PricewaterhouseCoopers. He holds a Bachelor of Arts in Economics from Tufts University, a Master of Science in Accounting/Master of Business Administration from Northeastern University, and is a certified public accountant certified in the state of Massachusetts.

ITEM 11. EXECUTIVE COMPENSATION
Director Compensation
Compensation Program
Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our shareholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards.
The Compensation Committee reviews the director compensation program and recommends proposed changes for approval by the Board of Directors. As part of this review, the Compensation Committee considers: (1) the significant amount of time expended and the skill level required by each director not employed by the Company in fulfilling his or her duties on the Board of Directors and its committees; (2) each director’s role and involvement on the Board of Directors and its committees; and (3) the market compensation practices and levels of our peer companies.
2025 Director Compensation Table
The following table sets forth information regarding all forms of compensation that were earned by or paid to, as applicable, our non-employee directors during the year ended December 31, 2025.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	All Other Compensation	Total
Kathleen Cuocolo	$220,000	$40,000	$—	$260,000
Cynthia Curtis	210,800	47,200	—	258,000
Robert Herriott	200,000	40,000	—	240,000
David M. Kastin	$200,000	$40,000	$—	$240,000
1.Messrs. de Boer, Brennan and Sher did not receive any compensation for their respective services as a director.
2.Amounts include fees earned for Board of Directors and committee services in 2025.
3.This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the Class P-I Shares of the Company that were granted to each non-employee director in 2025. The fair value of the shares granted was determined based on the monthly share value (“MSV”) of the Class P-I Shares in effect as of the date of each grant. Each non-employee director received an award of fully vested Class P-I Shares of the Company on a quarterly basis with a grant date fair value equal to approximately $10,000 for service as a member of the Board of Directors in 2025 and, in the case of Ms. Curtis, an additional award of fully vested Class P-I Shares of the Company with a grant date fair value of $7,200 for her services as Compensation Committee Chair in 2025. As of December 31, 2025, none of the non-employee directors held outstanding unvested stock awards or outstanding unexercised option awards.
Narrative to Director Compensation Table
Each non-employee director earned Board of Director cash fees of $200,000 and was granted fully vested Class P-I shares with a grant date fair value equal to $40,000 in 2025 for service as a member of the Board of Directors. Ms. Cuocolo earned an additional $20,000 of cash fees for her services as Audit Committee Chair in 2025. Ms. Curtis earned an additional $10,800 of cash fees and was granted Class P-I shares with a grant date fair value of $7,200, in each case for her services as Compensation Committee Chair in 2025.
We granted Class P-I Shares to our non-employee directors in 2025 in the amounts set forth below.

Name	Stock Award Shares(1)
Kathleen Cuocolo	7,126.899
Cynthia Curtis	8,409.738
Robert Herriott	7,126.899
David M. Kastin	7,126.899
(1)Class P-I Shares were granted to each director on January 2, 2025, April 3, 2025, July 9, 2025 and October 2, 2025, and were immediately vested upon such grants.
Compensation Discussion & Analysis

General
In this Compensation Discussion and Analysis, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below during fiscal year 2025 (referred to herein as “named executive officers” or “NEOs”), including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal year 2024 and the material factors considered in making those decisions. For fiscal year 2025, our “named executive officers” and their positions were as follows:

Name	Position
Daniel de Boer	Chief Executive Officer (since March 2025)
Charles Wheeler	Former Chief Executive Officer (until March 2025)
Carl Weatherley-White	Chief Financial Officer (since February 2025)
Christopher Smith	Former Chief Financial Officer (until February 2025)
Matthew Murphy	Former Chief Operating Officer (until December 2025)
Michael Cunningham	Chief Accounting Officer
David Sher	Former President of Greenbacker Capital Management (until December 2025)
Compensation Program and Governance
Our executive compensation program is grounded in a pay-for-performance philosophy that closely aligns the interests of our executives with those of our shareholders. The program is designed to reward both company-wide performance and individual contributions, with an emphasis on value creation and accountability at the most senior levels of the organization.
We are committed to providing a compensation structure that is market competitive, internally equitable, and fair. Our goal is to attract, retain, and motivate high-performing executives through a balanced mix of cash and equity-based awards that support both short- and long-term strategic objectives.
In the 2025 annual meeting, our Say-on-Pay proposal received 66% shareholder support, a decline from 75% in 2024. This decrease indicates shareholder concerns regarding our executive compensation practices. We attribute this decline to a need for greater transparency and alignment in our short-term incentive compensation process and clearer alignment between pay and performance. We are committed to engaging with our shareholders to address this downward trend of support from our shareholders.
In response, the Compensation Committee continues to conduct an ongoing review of the Company’s executive compensation program to evaluate whether the program supports the Company’s compensation philosophy and objectives and to monitor the program’s alignment with its strategic business objectives. In connection with this ongoing review, and based on feedback received through our shareholder outreach, the Compensation Committee continues to implement and maintain what it believes are best practices for executive compensation and governance to ensure outcomes that are in the shareholder’s long-term interest. Below is a summary of those practices:

What We Do	What We Don't Do
Thorough market benchmarking process by independent consultant	No "single trigger" change in control severance agreements
"Double trigger" change in control severance agreements	No tax-gross ups on change in control benefits
Limited executive perquisites	No payment of dividends or dividend equivalents on unvested equity awards
Rigorous Compensation Committee oversight of incentive goals and metrics	No supplemental retirement or defined benefit pension plans
Independent compensation consultant to the Compensation Committee	No repricing of underwater stock options without shareholder approval
Compensation Committee comprised solely of independent directors
Significant use of performance-based vesting of equity awards

Business Performance and Results
We set forth here some highlights of our business performance in 2025, which gives context for the compensation that we paid to our executives for 2025.
Our fleet of clean energy projects produced approximately 2.7 million megawatt-hours (“MWh”) of total power during the fiscal year ended December 31, 2025, representing a year-over-year decrease of 1.9%. The decrease was primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC. This decrease was partially offset by additional solar assets being placed into operation as well as due to overall better availability of solar and wind resources that helped drive production growth and contributed to additional annual operating revenue for the year ended December 31, 2025.
Along with annual revenue and year-over-year production and capacity increases, we also continued to deliver on our sustainability and impact goals during the fiscal year ended December 31, 2025. As of December 31, 2025, our clean energy assets had cumulatively produced approximately 14.5 million MWh of clean power since January 2016, abating over 9.7 million metric tons of carbon.
Adjusted EBITDA is a non-GAAP financial measure that adjusts income (loss) before income taxes to exclude interest, depreciation expense and amortization expense, as well as certain other income and expense items. Additionally, the Company adjusts for certain items that are not indicative of the ongoing operating performance of the business. For the year ended December 31, 2025, our Adjusted EBITDA was $72.0 million. For purposes of determining executive officer bonuses for the fiscal year ended December 31, 2025, our target Adjusted EBITDA was $62.6 million. Despite the headwinds contributing to a challenging market environment and downward pressure in renewable energy asset pricing across the sector, the Company continues to maintain sufficient overall liquidity and receive ongoing support from its leading project financing partners. We met our target Adjusted EBITDA for the fiscal year ended December 31, 2025. Please see Part II, Item 7 in the Original Form 10-K for a reconciliation of Adjusted EBITDA to its most closely comparable financial measures calculated in accordance with GAAP. This non-GAAP financial measure is not a substitute for or superior to the comparable financial measures under GAAP.
Compensation Process
The Compensation Committee is responsible for the executive compensation program design and decision-making process for named executive officer compensation. The Compensation Committee conducts regular reviews of the Company’s executive compensation practices, including the methodologies for setting NEO total compensation, the goals of the program and the underlying compensation philosophy. The independent compensation consultant provides recommendations and market data that the Compensation Committee considers when making decisions, as appropriate, regarding NEO compensation based on the assessment of performance and achievement of Company goals. The Compensation Committee also exercises its judgment in setting NEO compensation as to what is in the best interest of the Company and its shareholders.
The Compensation Committee, with the support of its independent compensation consultant and management, considers many aspects of the Company’s financial and operational performance and other factors when making executive compensation decisions including, but not limited to:
•Long-term shareholder value
•Company performance
•Budget constraints of the Company
•Internal equity
•Experience level or tenure in position
•Skills, experience, and tenure of incumbents
•Market benchmarks against peer groups
Independent Compensation Consultant

The Compensation Committee initially retained Meridian Compensation Partners, LLC (“Meridian”) as its independent consultant during 2023. Meridian provides executive and director compensation consulting services, including advice regarding the design and implementation of compensation programs, market information, regulatory updates and analyses, and trends on executive compensation and benefits. Interactions between Meridian and management are generally limited to discussions on behalf of the Compensation Committee or as required to fulfill requests at the Compensation Committee’s direction. During 2025, 2024, and 2023, Meridian did not provide any other services to the Company. Based on these factors, the Compensation Committee’s evaluation of Meridian’s independence pursuant to the requirements approved and adopted by the SEC and information provided by Meridian, the Compensation Committee determined that the work performed by Meridian did not raise any conflicts of interest.
Benchmarking Compensation to Peers
In 2025, Meridian conducted a competitive market analysis of executive target pay opportunities using an expanded 19-company peer group recommended by Meridian. The peer group represents companies with a similar market capitalization or enterprise value, industry comparability, and officer compensation disclosures. The companies in the peer group were updated to keep pace with merger and acquisition activity and management input in 2025.
•Market review focused on positions that can be reliably matched to peer group publicly disclosed data
•For roles with insufficient peer proxy data, Equilar’s Executive Compensation survey was leveraged
•Cash compensation and long-term incentives were reviewed

Company Name
Brookfield Renewable Energy Corporation
Ameresco, Inc.
Bloom Energy Corporation
Array Technologies, Inc.
Ormat Technologies, Inc.
Altus Power, Inc.
P10, Inc.
DigitalBridge Group, Inc.
HA Sustainable Infrastructure Capital, Inc.
Capital Power Corporation
W.P. Carey Inc.
Sunnova Energy International Inc.
Innergex Renewable Energy Inc.
Boralex Inc.
Main Street Capital Corporation
American Superconductor Corporation
FuelCell Energy, Inc.
FTC Solar Inc.
Stem, Inc.
Because comparative compensation information is just one of the several analytic tools used in setting executive compensation, the Compensation Committee applies judgment in determining the nature and extent of its use. Furthermore, the Compensation Committee considers other factors as part of the compensation decision process such as individual and Company performance, experience, tenure, scope of the role, contribution, succession planning, and retention, among other factors unique to an individual or role. Based on these considerations, the Compensation Committee may decide to set compensation above or below median peer group levels.
Elements of Compensation
The primary elements of our named executive officers’ compensation and the main objectives of each are:
•Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities and provides stable income;

•Annual Cash Performance-Based Incentive Compensation. Annual performance-based bonuses promote annual performance objectives and reward executives for their contributions toward achieving those objectives; and
•Equity Long-Term Incentive Compensation. Equity compensation aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance and helps retain executive talent.
In addition, our named executive officers are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also maintain the EPP, which aids in attracting and retaining executive talent. Each of these elements of compensation for 2025 is described further below.
Base Salary
The base salaries of our NEOs are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Base salaries provide our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee annually reviews and determines the base salaries of our executives and evaluates the base salaries of new executive officers at the time of hire.
Following such determinations, our NEOs’ annual base salary rates for 2025 were as set forth below:

Name and Principal Position	2025 Salary
Daniel de Boer, Chief Executive Officer	$650,000
Charles Wheeler, Chief Executive Officer (former)	750,000
Carl Weatherley-White, Chief Financial Officer	500,000
Christopher Smith, Chief Financial Officer (former)	400,000
Matthew Murphy, Chief Operating Officer (former)	425,000
David Sher, President of Greenbacker Capital Management (former)	400,000
Michael Cunningham, Chief Accounting Officer	$275,000
Cash Incentive Compensation
We consider annual cash incentive bonuses to be an important component of our total compensation program that provide incentives necessary to motivate and retain executive officers. We maintain an annual performance-based cash bonus program in which Messrs. de Boer and Weatherley-White participated in 2025. Each such NEO was eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the NEO’s base salary.
Our Compensation Committee, based upon the recommendation of our CEO, establishes company performance goals each year that it determines are rigorous yet achievable for management and, at the completion of the year, determines actual bonus payouts after assessing company performance against these goals.
Consistent across each named executive officer who participated in our annual performance-based cash bonus program in 2025 were the following metrics:
OKR 1 Adjusted EBITDA (25% weighting)
Purpose: Adjusted EBITDA aims to provide a clearer, more comparable view of the Company’s core operating profitability than EBITDA across different periods and companies.
Targets: Budget Adjusted EBITDA, with a threshold of -25% and maximum of +15% of budget expectations.
Rationale:
1) Transparency: Helps investors understand the Company’s core profitability and assess its operating performance.
2) Comparison: Provides a consistent way to compare financial firms with similar business models, as it removes the impact of non-core items.
3) Focus on Operational Performance: Isolates the earnings generated from the Company’ core business operations, providing a more realistic view of its cash flow generation ability.

Calculation: Please see Part II, Item 7 in the Original Form 10-K for a reconciliation of Adjusted EBITDA to its most closely comparable financial measures calculated in accordance with GAAP. This non-GAAP financial measure is not a substitute for or superior to the comparable financial measures under GAAP.
OKR 2 Minimum Corporate Liquidity (25% weighting)
Purpose: Maintain sufficient cash and liquidity reserves to meet day-to-day operations and identify potential liquidity shortfalls.
Targets: Minimum Corporate Liquidity is defined as Corporate Cash plus availability of the Corporate Revolving Credit Facility. The target is based on the Company’s net corporate cash outlay and projected outflows for construction activities. Measured quarterly including a threshold of -25% and no maximum as to not incentivize holding excess cash at the Corporate level. Each quarter had a potential achievement of 25%; evaluated based on the actual results relative to Threshold and Target. Annual liquidity performance is based on the aggregate quarterly results; with the added caveat that the liquidity OKR attainment percentage is a function of the weighted average results of all other OKRs (adjusted EBITDA, Realized and Run-Rate Improvement in Corporate Free Cash Flow, and Goal Setting).
Rationale: Enhance financial liquidity and debt service capability.
Calculation: Corporate Liquidity is Corporate Unrestricted Cash plus Revolver Availability. Corporate Unrestricted Cash is defined as bank accounts related to GREC Corp., Greenbacker Administration LLC, GREC LLC, and Greenbacker Capital Management LLC (collectively “GREC Parent”).
OKR 3 Realized and Run-Rate Improvement in Corporate Free Cash Flow (40% weighting)
Purpose: A dual measure of 2025 Realized Improvement in Corporate Free Cash Flow (“RICFCF”) and 2026 Run-Rate Improvement in Corporate Free Cash Flow (“RRICFCF”) focused on cash flow aligned to cash flow positivity by 2027. The 2025 Realized and 2026 Run-Rate include items that either reduce Corporate Cash outflows or increase Corporate Cash inflows.
Targets:
1) 2025 RICFCF (25%) Target with a +/- 25% threshold and maximum of budget.
2) 2026 RRICFCF (75%) Target with a +/- 40% threshold and maximum of budget.
Rationale: Incentivizes management to find cash savings beyond the 2025 Budget. This metric replaces the legacy “efficiency” OKR which was overly complicated making it difficult to understand and too dependent on “adjusted” expenses. Efficiency is integral to the achievement of Adjusted EBITDA, Liquidity, RICFCF and RRICFCF.
Calculation: As described further below, certain performance-based restricted share units are eligible to vest subject to the achievement of requisite RICFCF and RRICFCF from the period from January 1, 2027 to December 31, 2027. The OKR has been established to incentivize incremental cash savings during the three-year performance period associated with the performance-based restricted share grants.
Measurement for RRICFCF is based on identified and permanent annualized annualized run-rate savings as of year-end 2025 and how much was accelerated into 2025. RICFCF represents the cash generated by the Company after accounting for project‑level distributions, corporate‑level general and administrative operating expenses, interest on Corporate debt facilities, and other recurring cash requirements. RICFCF is intended to reflect the cash that is ultimately available at the Corporate level. RICFCF as defined for the OKR includes the following components:
•Net cash distributed from our operating renewable energy projects to Corporate;
•Net cash collections from our investment management business;
•Cash used for general and administrative expenses at the Corporate level;
•Cash used for repurchases of common shares and shareholder servicing fees; and
•Interest paid on the Corporate revolving credit facility (GREC Holdings 1 LLC).

RICFCF and RRICFCF are non-GAAP financial measures. RICFCF and RRICFCF are operational liquidity metrics and should not be viewed as substitutes for GAAP consolidated cash flow measures and may not be comparable to similarly titled non-GAAP measures used by other companies.
OKR 4 Individual Goal Completion (10% weighting)
Purpose: Enhance corporate communications and collaboration.
Targets: Completion of three to five individual goals within the Company’s performance management system with a threshold of -13% and a maximum of +27% of target achievement.
Rationale: Opportunity to influence employee engagement by supporting individual development opportunities and providing clarity around accountability of self and others.
Calculation: Actual participation by employees competing goal setting process including manager review and approval.
The following sets forth the 2025 payout results determined by the Compensation Committee for each of our named executive officers.
Daniel de Boer, Chief Executive Officer
The Compensation Committee considered the framework described in the below table to determine Mr. de Boer’s 2025 annual bonus.

	Daniel de Boer, Chief Executive Officer
	(dollars in thousands)
	Annual Incentive Opportunities:
			Threshold	Target	Max
	Dollar Opportunity		$458	$916	$1,832

#	Objectives	Weighting		OKR Metrics	Targets			Performance Results	Attainment	Amount Earned
1	Retrench Core Business for Profitability	90%		Financial Metrics	Threshold (50%)	Target (100%)	Max (200%)
	(a) Restructure organization to optimize operations	25%		Adjusted EBITDA	$47,000	$62,600	$72,000	$72,041	>200%	$458
	(b) Drive cost containment to achieve cash flow profitability by 2027	25%		Liquidity: Min. Corporate Liquidity	$18,800	$25,000	$—	$101,100	200%	$458
	(c) Accelerate efficiency and process improvements	40%		Improvement in Corporate Free Cash Flow:
			75%	• 2026 RRICFCF Identified	$6,000	$10,000	$14,000	$19,800	>200%	$550
			25%	• 2025 RICFCF Identified	$3,000	$4,000	$5,000	$12,400	>200%	$183

2	Strengthen Communication and Collaboration	10%		Non-Financial Metrics	Threshold (50%)	Target (100%)	Max (200%)	Actuals
	(a) Includes internal and external stakeholders			2025 Individual Goal Completion: 3-5 in the Performance Management System	65%	75%	95%	100%	200%	$183
	(b) Accountability / transparency / do what we say we will do
	(c) Restore investor confidence

	Total									$1,832

Carl Weatherley-White, Chief Financial Officer
The Compensation Committee considered the framework described in the below table to determine Mr. Weatherley-White’s 2025 annual bonus.

	Carl Weatherley-White, Chief Financial Officer
	(dollars in thousands)
	Annual Incentive Opportunities:
			Threshold	Target	Max
	Dollar Opportunity		$250	$500	$1,000

#	Objectives	Weighting		OKR Metrics	Targets			Performance Results	Attainment	Amount Earned
1	Retrench Core Business for Profitability	90%		Financial Metrics	Threshold (50%)	Target (100%)	Max (200%)
	(a) Restructure organization to optimize operations	25%		Adjusted EBITDA	$47,000	$62,600	$72,000	$72,041	>200%	$250
	(b) Drive cost containment to achieve cash flow profitability by 2027	25%		Liquidity: Min. Corporate Liquidity	$18,800	$25,000	$—	$101,100	200%	$250
	(c) Accelerate efficiency and process improvements	40%		Improvement in Corporate Free Cash Flow:
			75%	• 2026 RRICFCF Identified	$6,000	$10,000	$14,000	$19,800	>200%	$300
			25%	• 2025 RICFCF Identified	$3,000	$4,000	$5,000	$12,400	>200%	$100

2	Strengthen Communication and Collaboration	10%		Non-Financial Metrics	Threshold (50%)	Target (100%)	Max (200%)	Actuals
	(a) Includes internal and external stakeholders			2025 Individual Goal Completion: 3-5 in the Performance Management System	65%	75%	95%	100%	200%	$100
	(b) Accountability / transparency / do what we say we will do
	(c) Restore investor confidence

	Total									$1,000

Matthew Murphy, Chief Operating Officer (Former)
The Compensation Committee considered the framework described in the table below to determine Mr. Murphy’s 2025 annual bonus.
Effective December 31, 2025, Mr. Murphy resigned his position as Chief Operating Officer and was not eligible to participate in the Company’s annual performance-based cash bonus program for 2025. Pursuant to the terms of his transition and separation agreement, Mr. Murphy earned a $150,000 guaranteed bonus; $122,500 in incremental bonus for the achievement of certain milestones related to profitability, fleet performance, leadership development, departmental reorganization, litigation and claims management, EBITDA achievement, and module sales; and $311,615 in success bonuses for the achievement of certain revenue growth, expense reduction and dispute resolution metrics during his transition period from September 15, 2025 through December 31, 2025 as outlined in the table below.

Incremental Bonus	Target	Percent	Attainment	Amount Earned
Profitability	$ 37,500	25%	67%	$ 25,000
Fleet Performance	$ 15,000	10%	0%	$ -
Leadership Development	$ 15,000	10%	100%	$ 15,000
Departmental Reorganization	$ 15,000	10%	100%	$ 15,000
Litigation and Claims Management	$ 15,000	10%	100%	$ 15,000
EBITDA Achievement	$ 37,500	25%	100%	$ 37,500
Module Sales	$ 15,000	10%	100%	$ 15,000
	$ 150,000	100%	82%	$ 122,500

Success Bonus	Target	Amount Earned
Revenue Growth(1)	Variable	$ 142,143
Expense Reduction(2)	Variable	$ 120,020
Dispute Resolution(3)	Variable	$ 49,452
		$ 311,615

(1)$40,000 per percentage point increase in Independent Power Producer Revenue (IPP) above the 2025 budget capped at 4%
(2)8% of all savings above $4.5 million as compared to the 2025 budget
(3)20% of proceeds greater than budgeted loss or settlement amounts
Equity Long-Term Incentive Compensation
Greenbacker 2023 Equity Incentive Plan
The Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) allows for the grant of certain share-based awards in respect of Class P-I shares to employees and non-employee directors. The Board of Directors determines the period over which share-based awards vest, and awards generally vest over a one to four-year period. Messrs. de Boer and Weatherley-White received two-thirds of their 2025 annual equity award under the 2023 Equity Incentive Plan in the form of performance-based restricted share units and one-third in the form of service-based restricted share units. Mr. Cunningham received approximately 30% of his 2025 annual equity award in the form of performance-based restricted share units and approximately 70% in the form of service-based restricted share units. Mr. Murphy received 100% of his 2025 annual equity award in the form of service-based restricted share units. Messrs. Wheeler and Smith did not receive any equity awards in 2025. Each of the service-based restricted share units is eligible to vest ratably on an annual basis over a three-year period on each anniversary of April 1, 2025(other than certain restricted share units granted to Messrs. de Boer and Weatherley-White in September 2025 that were fully vested upon grant.) Each of the performance-based restricted share units is eligible to vest in an amount equal to 0% to 200% of the target Shares subject to the award on April 1, 2028, subject to the achievement of requisite RICFCF and RRICFCF for the period from January 1, 2027 to December 31, 2027.

Level	RRICFCF and RICFCF	Vesting (as a % of Target Number of Restricted Share Units Granted)*
Threshold	> $0	50%
Target	$3.0 million	100%
Stretch	$6.0 million	150%
Maximum	$9.0 million	200%
* Unless otherwise determined by the Board of Directors, (i) none of the performance-based restricted share units will vest if RRICFCF and RICFCF is negative, (ii) even if RRICFCF and RICFCF are in excess of $9.0 million, no more than 200% of the target number of performance-based restricted share units granted will vest, and (iii) if achieved RRICFCF and RICFCF fall between any two levels set forth above, actual vesting shall be determined using linear interpolation.
The Compensation Committee determines the aggregate size of annual restricted share unit awards as a percentage of combined short-term incentive compensation (annual base salary and target bonus). These percentages vary based on level and tenure and were the following in 2025 for each of our NEOs:

Name	Aggregate RSU Award Value	Threshold Aggregate PRSU Award Value	Target Aggregate PRSU Award Value	Stretch Aggregate PRSU Award Value	Maximum Aggregate PRSU Award Value
Daniel de Boer	33%	33%	67%	100%	133%
Carl Weatherley-White	33%	33%	67%	100%	133%
Matthew Murphy	100%	—%	—%	—%	—%
David Sher	33%	33%	67%	100%	133%
Michael Cunningham	50%	10%	20%	30%	40%
Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee has historically granted such awards on a predetermined annual schedule (or, in the case of non-employee directors, a predetermined quarterly schedule). In fiscal 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs.
Executive Protection Plan
GREC maintains the Greenbacker Renewable Energy Corporation Executive Protection Plan (the “EPP”) for the benefit of certain management employees of GREC, the Company and their respective subsidiaries. The EPP provides for severance payments to participating executives of the Company following involuntary terminations of employment without cause or terminations of employment by the participating executives following a constructive termination of the executives’ employment. The severance provided under the EPP is conditioned on the executive’s adherence to certain restrictive covenants and the execution and non-revocation of a general release of claims. See the section titled “Potential Payments Upon Termination or Change in Control” for a more detailed description of the EPP.
Offer Letters
The material terms of the employment and compensation for 2025 for each of Messrs. de Boer, Wheeler, Weatherley-White, Smith, Murphy, Sher and Cunningham were detailed in offer letters from GREC. as well as various separation agreements for each of Messrs. Wheeler, Smith, Murphy and Sher, in each case as described below.

The material terms of Mr. de Boer’s employment were as follows: (i) a base salary of $650,000; (ii) a target bonus of 115% of base salary; (iii) in connection with Mr. de Boer’s promotion to CEO, a one-time cash promotion bonus of $125,000; (iv) participation in the EPP, under which Mr. de Boer would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. de Boer (each as defined in the EPP) equal to 2.0x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 3.0x the total amount of his base salary and average annual bonus; (v) a restrictive covenant period for non-compete and non-solicitation of 24 months following a termination for any reason (or 36 months in the case of a qualifying termination following a change in control); and (vi) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC.
The material terms of Mr. Wheeler’s employment were as follows: (i) a base salary of $500,000; (ii) a target bonus of 100% of base salary; (iii) participation in the EPP, under which Mr. Wheeler would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Wheeler (each as defined in the EPP) equal to 2.0x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 3.0x the total amount of his base salary and average annual bonus; (iv) a restrictive covenant period for non-compete and non-solicitation of 24 months following a termination for any reason (or 36 months in the case of a qualifying termination following a change in control); and (v) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC. On March 28, 2025, Mr. Wheeler provided a letter of resignation to the Company pursuant to which, on April 1, 2025 (the “Transition Date”), he stepped down as CEO of the Company and as Chairman of the Board of Directors and as a member of the Board of Director’s nominating and governance committee. Mr. Wheeler has also resigned as a director of the Board of Directors, on September 1, 2025 with the appointment of Mr. de Boer as Chief Executive Officer. As of the Transition Date, Mr. Wheeler continued to be a non-executive employee of the Company and was designated as Founder and Chairman Emeritus. On March 31, 2025, Mr. Wheeler entered into a transition agreement with the Company and certain of its affiliates (the “Transition Agreement”) that sets forth the terms of his employment and certain other matters on and following the Transition Date. During the period beginning on the Transition Date and ending on April 1, 2026 (such period, the “Term”), Mr. Wheeler served in the role of Founder and Chairman Emeritus, remained an at-will employee of the Company and provided advice and assistance to the Company on an as-requested basis, including with respect to supporting Mr. de Boer in his role as CEO, responding to reasonable requests for information and assistance and such other matters as were reasonably assigned by the Company. During the Term, Mr. Wheeler received a base salary at a rate of $750,000 per annum, was not eligible to receive an annual bonus or other cash incentive compensation and continued to be eligible to participate in employee benefit plans, programs, policies and arrangements of the Company and its subsidiaries; provided, however, that Mr. Wheeler was no longer be eligible to participate in any severance plan or program of the Company and its subsidiaries (including the EPP), except for the potential severance set forth in the Transition Agreement. With respect to Mr. Wheeler’s unvested equity awards that were outstanding as of the Transition Date, Mr. Wheeler retained any portion of such equity awards that were subject to solely service-based vesting conditions and would otherwise vest prior to April 1, 2027 (which remained eligible to vest subject to the existing terms and conditions of such equity awards, subject to Mr. Wheeler’s continued employment) and immediately forfeited for no consideration all other equity awards. The Company also agreed to reimburse Mr. Wheeler for reasonable and documented legal expenses that were incurred for legal advice obtained in connection with the Transition Agreement in an amount of up to $15,000. Under the Transition Agreement, if Mr. Wheeler’s employment had been terminated without “cause” prior to the end of the Term, due to death or “disability” prior to the end of the Term or as a result of the expiration of the Term, then in any such case, subject to Mr. Wheeler (i) executing and not revoking a general release of claims and (ii) complying with the terms of the Transition Agreement, Mr. Wheeler would have been entitled to receive the following payments and benefits: (a) continued payment of his base salary, payable in cash in substantially equal amounts in accordance with normal payroll practices for the period beginning on his termination date and ending on April 1, 2027, (b) subsidized COBRA benefits for the period beginning on his termination date and ending on October 1, 2026, and (c) acceleration of any then-outstanding unvested equity awards on the termination date. The Transition Agreement also includes a reaffirmation of Mr. Wheeler’s existing restrictive covenants, provided that any non-competition and non-solicitation covenants will end on April 1, 2027.
The material terms of Mr. Weatherley-White’s employment were as follows: (i) a base salary of $500,000; (ii) a target bonus of 100% of base salary; (iii) in connection with Mr. Weatherley-White’s promotion to CFO, aggregate one-time cash promotion and retention bonuses equal to $180,000; (iv) participation in the EPP, under which Mr. Weatherley-White would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Weatherley-White (each as defined in the EPP) equal to 1.5x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 2.25x the total amount of his base salary and average annual bonus; (v) a restrictive covenant period for non-compete and non-solicitation of 18 months following a termination for any reason (or 27 months in the case of a qualifying termination following a change in control); and (vi) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC.

The material terms of Mr. Smith’s employment were as follows: (i) a base salary of $400,000; (ii) a target bonus of 100% of base salary; (iii) participation in the EPP, under which Mr. Smith would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Smith (each as defined in the EPP) equal to 1.5x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 2.25x the total amount of his base salary and average annual bonus; (iv) a restrictive covenant period for non-compete and non-solicitation of 18 months following a termination for any reason (or 27 months in the case of a qualifying termination following a change in control); and (v) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC. On January 29, 2025, the Board of Directors exercised its discretion to approve a separation agreement with Mr. Smith as Chief Financial Officer of the Company. Pursuant to the separation agreement, which was subject to certain conditions and Mr. Smith’s execution, delivery and non-revocation of a release of claims, Mr. Smith received a lump sum cash severance payment of $366,666 and an additional $15,000 payment for payment of legal expenses that were incurred for legal advice obtained in connection with the separation agreement. Mr. Smith is required to comply with certain restrictive covenants regarding non-disclosure of Company information and non-disparagement.

The material terms of Mr. Murphy’s employment were as follows: (i) a base salary of $425,000; (ii) a target bonus of 100% of base salary; (iii) participation in the EPP, under which Mr. Murphy would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Murphy (each as defined in the EPP) equal to 1.5x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 2.25x the total amount of his base salary and average annual bonus; (iv) a restrictive covenant period for non-compete and non-solicitation of 18 months following a termination for any reason (or 27 months in the case of a qualifying termination following a change in control); and (v) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC.
In September 2025, the Company and Mr. Murphy entered into a transition and separation agreement, pursuant to which Mr. Murphy’s last day of employment was December 31, 2025 and, subject to certain conditions (including Mr. Murphy’s waiver of any right or entitlement under the EPP) and Mr. Murphy’s execution, delivery, and non-revocation of a release of claims, Mr. Murphy was eligible to receive a $150,000 guaranteed bonus and additional incremental and success bonuses based on the achievement of certain milestones related to profitability, fleet performance and leadership development during his transition period.
The material terms of Mr. Sher’s employment were as follows: (i) a base salary of $400,000; (ii) a target bonus of 70% of base salary; (iii) a one-time cash retention bonus of $100,000; (iv) participation in the EPP, under which Mr. Sher would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Sher (each as defined in the EPP) equal to 1.5x the total amount of his base salary and average annual bonus and (b) severance for a qualifying termination following a change of control equal to 2.25x the total amount of his base salary and average annual bonus; (v) a restrictive covenant period for non-compete and non-solicitation of 18 months following a termination for any reason (or 27 months in the case of a qualifying termination following a change in control); and (vi) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC.

In December 2025, the Company and Mr. Sher entered into a transition and separation agreement, pursuant to which Mr. Sher’s last day of employment was December 31, 2025 and subject to certain conditions and Mr. Sher’s execution, delivery and non-revocation of a release of claims, Mr. Sher received a lump sum cash severance payment of $250,000, welfare continuation benefits for eighteen months and the accelerated vesting of all his outstanding service-based restricted share units. In December 2025, the Company and Mr. Sher also entered into a consultant agreement, pursuant to which Mr. Sher will provide certain services from January 1, 2026 through July 1, 2027 in exchange for compensation in the form of contingent payments (not to exceed $2,000,000 in the aggregate) representing no more than (a) the equivalent of 5% of annual net revenues by the company in connection with Mr. Sher’s fundraising activities and/or (b) the equivalent of 5% of annual net revenues received by the company from approved investment opportunities originated by Mr. Sher.
The material terms of Mr.Cunningham’s employment were as follows: (i) a base salary of $275,000; (ii) participation in the Company’s discretionary bonus program; (iii) a one-time cash retention bonus equal to $50,000; (iv) participation in the EPP, under which Mr. Cunningham would be entitled to (a) severance following a termination without cause by GREC or a constructive termination of Mr. Cunningham (each as defined in the EPP) equal to 1.0x the amount of his base salary and (b) severance for a qualifying termination following a change of control equal to 1.5x the total amount of his base salary bonus; (v) a restrictive covenant period for non-compete and non-solicitation of 12 months following a termination for any reason (or 18 months in the case of a qualifying termination following a change in control); and (vi) the eligibility to participate in the pension, health, and welfare benefit plans otherwise available to similarly situated executives and employees of GREC.
Compensation Committee Report
The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis section in this Annual Report with management. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Compensation Committee:
Cynthia Curtis (Chair)
Kathy Cuocolo
Robert Herriott

David Kastin
CEO Pay Ratio
As required by Item 402(u) of Regulation S-K, we are providing information about the relationship of the total annual compensation of Daniel de Boer, our Chief Executive Officer (“CEO”) since March 2025 and our Head of Infrastructure for the period of 2025 prior to his appointment as CEO, to the total annual compensation of our median employee excluding Mr. de Boer. The Company believes that the ratio of pay included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For the year ended December 31, 2025, our last completed fiscal year:
•We have estimated that the total annual compensation of our median employee (with the median determined based on all employees other than other than Mr. de Boer) was $182,168; and
•The total annual compensation of Mr. de Boer, as reported in the 2025 Summary Compensation Table, was $6,020,974.
Based on this information for fiscal year 2025, the ratio of the total annual compensation for Mr. de Boer, our CEO, to the total annual compensation of our median employee, was approximately 33.05 to 1.
The median employee identified for the year ended December 31, 2024 was used for the 2025 CEO pay ratio tabulation as the Company believes there was no change in the 2025 employee population or compensation arrangements that would result in a significant change in the pay ratio tabulation. We then determined the total annual compensation for fiscal year 2025 of that employee using the same rules that apply to reporting compensation for our Named Executive Officers in the 2025 Summary Compensation Table.
The pay ratio disclosure rules allow companies to adopt a variety of methodologies, to apply exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies in calculating their own pay ratios.
Executive Compensation
This section discusses material components of the executive compensation program for our named executive officers.
2025 Summary Compensation Table
The following table sets forth all compensation awarded to, paid to, or earned by (as applicable) the named executive officers for the fiscal years ended December 31, 2025, 2024 and 2023. Under applicable SEC rules, we have excluded compensation for 2024 and 2023 (as applicable) for any of our 2025 named executive officers who were not named executive officers during those earlier years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Daniel de Boer, Chief Executive Officer	2025	$550,000	$125,000	$3,503,807	$1,831,667	$10,500	$6,020,974
	2024	500,000	1,000,000	2,091,053	—	10,350	3,601,403
Charles Wheeler, Chief Executive Officer (former)	2025	687,500	—	—	—	12,518	700,018
	2024	500,000	—	1,068,325	—	—	1,568,325
	2023	500,000	250,000	2,128,984	—	—	2,878,984
Carl Weatherley-White, Chief Financial Officer	2025	466,667	180,000	1,852,094	1,000,000	1,406	3,500,167
Christopher Smith, Chief Financial Officer (former)	2025	33,333	—	—	—	381,666	414,999
	2024	366,667	—	1,090,112	—	290,786	1,747,565
Matthew Murphy, Chief Operating Officer (former)	2025	434,780	150,000	208,425	434,115	15,083	1,242,403
	2024	432,697	—	835,024	188,913	—	1,456,634
	2023	409,780	465,140	1,432,228	264,860	—	2,572,008
David Sher, President, Greenbacker Capital Management (former)	2025	432,912	100,000	557,535	—	629,438	1,719,885
	2024	409,270	—	675,725	146,855	10,350	1,242,200
Michael Cunningham, Chief Accounting Officer	2025	$275,000	$250,000	$277,201	$—	$10,500	$812,701
(1) The amounts reported in this column represent the aggregate grant date fair value of restricted share units granted to our named executive officers during 2025, 2024, and 2023 (as applicable), as calculated in accordance with ASC Topic 718, which for performance-based restricted share units is based on the probable outcome of applicable performance conditions as of the grant date, without regard to estimated forfeitures. The assumptions used in calculating the grant date fair value of such awards are more fully described in Note 19, Share-based Compensation in the notes to Consolidated Financial Statements (Non-Investment Basis) contained in the Company's Annual Report. The values do not correspond to the actual value that the named executive officers may realize from the awards, which may be more or less. The values of the performance-based restricted share units granted in 2025 to Messrs. de Boer, Weatherley-White, Sher and Cunningham assuming they are earned at maximum level of performance are $3,338,409, $1,802,792, $743,380, and $158,401, respectively.
(2) The amounts in this column reflect the amounts set forth in the table below.

Name	Year	Company Contributions to 401(k) Plan	Cash Severance Payments	Reimbursement of Legal Expenses	Accelerated Vesting of Equity Awards	Paid Time Off	Welfare Continuation	Total
Daniel de Boer	2025	$10,500	$—	$—	$—	$—	$—	$10,500
Charles Wheeler	2025	$—	$—	$12,518	$—	$—	$—	$12,518
Carl Weatherley-White	2025	$1,406	$—	$—	$—	$—	$—	$1,406
Christopher Smith	2025	$—	$366,666	$15,000	$—	$—	$—	$381,666
Matthew Murphy	2025	$—	$—	$—	$—	$15,083		$15,083
David Sher	2025	$10,500	$250,000	$—	$313,733	$—	$55,205	$629,438
	2024	$10,350	$—	$—	$—	$—	$—	$10,350
Michael Cunningham	2025	$10,500	$—	$—	$—	$—	$—	$10,500
2025 Grants of Plan-Based Awards
The following table sets forth information regarding each non-equity incentive plan award and each equity incentive award granted to our NEOs during the fiscal year ending December 31, 2025. No such awards were granted to Messrs. Wheeler or Smith during the fiscal year ending December 31, 2025.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Daniel de Boer	6/3/2025 (1)							97,485	$501,268
	7/7/2025(2)				97,485	194,970	389,940		$1,002,537
	9/1/2025(3)							163,978	$833,334
	9/1/2025(4)							98,386	$500,000
	9/1/2025(5)				65,591	131,182	262,364		$666,668
	N/A(6)	$457,917	$915,833	$1,831,667
Carl Weatherley-White	6/3/2025 (1)							53,617	$275,698
	7/7/2025(2)				53,617	107,234	214,467		$551,395
	9/1/2025(3)							83,628	$425,000
	9/1/2025(4)							49,193	$250,000
	9/1/2025(5)				34,435	68,871	137,741		$350,001
	N/A(6)	$250,000	$500,000	$1,000,000
Matthew Murphy	6/3/2025 (1)							40,534	$208,425
	N/A(6)	$212,500	$425,000	$850,000
David Sher	6/3/2025 (1)							36,143	$185,845
	7/7/2025(2)				36,143	72,285	144,570		$371,690
	N/A(6)	$200,000	$400,000	$800,000
Michael Cunningham	6/3/2025 (1)							38,507	$198,001
	7/7/2025(2)				7,701	15,403	30,805		$79,200

(1) In June 2025, the Company granted service-based restricted share units to Messrs. de Boer, Weatherley-White, Murphy, Sher and Cunningham that vest ratably on an annual basis over a three-year period.
(2) In July 2025, the Company granted performance-based restricted share units to Messrs. de Boer, Weatherley-White, Sher and Cunningham that are both a market and service-based award in accordance with ASC Topic 718. Shares under these awards will vest in an amount equal to 0% to 200% of the target Shares subject to the award on April 1, 2028, subject to the achievement of requisite RICFCF for the period from January 1, 2027 to December 31, 2027.
(3) In September 2025, the Company granted service-based restricted share units to Messrs. de Boer and Weatherley-White that vest ratably on an annual basis over a three-year period.
(4) In September 2025, the Company granted restricted share units to Messrs. de Boer and Weatherley-White that were immediately vested.
(5) In September 2025, the Company granted performance-based restricted share units to Messrs. de Boer and Weatherley-White that are both a market and service-based award in accordance with ASC Topic 718. Shares under these awards will vest in an amount equal to 0% to 200% of the target Shares subject to the award on April 1, 2028, subject to the achievement of requisite RICFCF for the period from January 1, 2027 to December 31, 2027.
(6) Amounts reflect the potential payouts to each NEO under our annual performance-based cash bonus program for 2025 (or, in the case of Mr. Murphy, pursuant to the terms of his transition and separation agreement). Messrs. Sher and Cunningham were not eligible to receive any non-equity incentive plan compensation.

 Outstanding Equity Awards at Fiscal 2025 Year-End
The following table sets forth information regarding the outstanding equity awards held by the named executive officers as of December 31, 2025. Messrs. Smith, Murphy and Sher did not hold outstanding equity awards as of December 31, 2025 (Mr. Sher experienced accelerated vesting of all of his outstanding service-based restricted share units as of such date (and forfeited all other awards as of such date) and Mr. Murphy forfeited all of his outstanding equity awards as of such date).

Name	Grant Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units that have not Vested ($)(6)	Equity Incentive Plan Awards: Number of shares or units of stock that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)6)
Daniel de Boer	7/18/2024(3)	40,616	$174,892	121,847	$524,675
	6/3/2025(4)	97,485	$419,771
	7/7/2025(4)			194,970	$839,542
	9/1/2025(5)	163,978	$706,087	131,182	$564,871
Charles Wheeler	8/9/2023(1)	27,671	$119,151
	7/18/2024(3)	29,785	$128,254
Carl Weatherley-White	7/18/2024(3)	22,846	$98,376	13,708	$59,026
	6/3/2025(4)	53,617	$230,874
	7/7/2025(4)			107,234	$461,748
	9/1/2025(5)	83,628	$360,104	68,871	$296,557
Michael Cunningham	2/27/2024(2)	10,565	$45,494	9,509	$40,945
	7/18/2024(3)	6,448	$27,764	5,803	$24,988
	6/3/2025(4)	38,507	$165,809
	7/7/2025(4)			15,403	$66,324

(1) In August 2023, the Company granted service-based restricted share units to Mr. Wheeler that vest ratably on an annual basis over a three-year period.
(2) In February 2024, the Company granted service-based restricted share units to Mr. Cunningham that vest ratably on an annual basis over a three-year period. The Company also granted performance-based restricted share units to Mr. Cunningham that are both a market and service-based award in accordance with ASC Topic 718. Shares under the performance-based restricted share unit awards will vest on the fourth anniversary of the award date, subject to the achievement of requisite Total Shareholder Return over a three-year period.

(3) In July 2024, the Company granted service-based restricted share units to Messrs. de Boer, Wheeler, Weatherley-White and Cunningham, that vest ratably on an annual basis over a three-year period. The Company also granted performance-based restricted share units to Messrs. de Boer, Weatherley-White, and Cunningham that are both a market and service-based award in accordance with ASC Topic 718. Shares under the performance-based restricted share unit awards will vest on the fourth anniversary of the award date, subject to achievement of requisite Total Shareholder Return over a three-year period.

(4) In June 2025, the Company granted service-based restricted share units to Messrs. de Boer, Weatherley-White and Cunningham, that vest ratably on an annual basis over a three-year period. In July 2025, the Company also granted performance-based restricted share units to Messrs. de Boer, Weatherley-White, and Cunningham that are both a market and service-based award in accordance with ASC Topic 718. Shares under the performance-based restricted share unit awards will vest on April 1, 2028, subject to achievement of requisite RICFCF over a three-year period, determined by results from January 1, 2027 to December 31, 2027.

(5) In September 2025, the Company granted service-based restricted share units to Messrs. de Boer, and Weatherley-White, that vest ratably on an annual basis over a three-year period. In September 2025, the Company also granted performance-based restricted share units to Messrs. de Boer and Weatherley-White that are both a market and service-based award in accordance with ASC Topic 718. Shares under the performance-based restricted share unit awards will vest on April 1, 2028, subject to achievement of requisite RICFCF over a three-year period, determined by results from January 1, 2027 to December 31, 2027.

(6) Amounts are calculated by multiplying the number of Shares underlying awards shown in the table by $4.306, which was the MSV of Shares underlying the awards as of December 31, 2025.
2025 Option Exercises and Stock Vested
The following table sets forth information regarding the vesting of stock awards held by our NEOs in the fiscal year ending December 31, 2025. Mr. Smith did not hold any awards that vested in the fiscal year ending December 31, 2025.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daniel de Boer	118,694.36	$604,423
Charles Wheeler	42,563.34	$218,881
Carl Weatherley-White	60,616.40	$308,738
Matthew Murphy	30,255.19	$155,572
David Sher	99,382.38	$452,105
Michael Cunningham	17,012.98	$87,481
2025 Potential Payments upon Termination or Change in Control
In May 2022, GREC adopted the EPP for the benefit of certain management employees of GREC, the Company and their respective subsidiaries. The EPP provides for severance payments to participating employees from their respective employer following qualifying terminations of employment (as detailed below). The severance provided under the EPP is conditioned on the employee’s adherence to certain restrictive covenants and the execution and non-revocation of a general release of claims. As a condition to participation in the EPP, each participant agrees to be bound by certain restrictive covenants, including a perpetual confidentiality covenant and non-compete and employee and customer non-solicit covenants during the participant’s term of employment and a period of time following termination equal to the “Severance Payment Period” set forth below (regardless of whether or not such termination constitutes a “Qualifying Termination” or “Qualifying Change in Control Termination” under the EPP). Participation in the EPP is generally intended to be limited to those management employees as eligible for the EPP as determined by the Board of Directors as defined in the tables set forth below.

Benefit Tier	Eligible Positions and Titles
Tier A	Chief Executive Officer
Tier B	Chief Financial Officer
Chief Operating Officer
Chief Investment Officer
President of Greenbacker Capital Management LLC
Executive Vice President of Structured Finance
Tier C	Executive Vice President not covered under Tier A or Tier B
Tier D	Senior Vice President

	Tier A	Tier B	Tier C	Tier D
Qualifying Termination(1)
Severance Multiple	2.00x	1.50x	1.00x	0.5x
Average Bonus	Yes	Yes	No	No
Pro-Rata Bonus (based on actual performance)	Yes	Yes	Yes	Yes
Welfare Continuation Period (months)	12	12	12	6
Severance Payment Period (months)	24	18	12	6

Qualifying Change in Control Termination(2)
Severance Multiple	3.00x	2.25x	1.50x	1.00x
Average Bonus	Yes	Yes	No	No
Pro-Rata Bonus (based on actual performance)	Yes	Yes	Yes	Yes
Welfare Continuation Period (months)	18	18	12	9
Severance Payment Period (months)	36	27	18	12
(1) “Qualifying Termination” means a participant’s termination by the participant’s employer without “cause” (other than as a result of the participant’s death or the participant’s disability) or by the Participant as a result of a “constructive termination”, in each case other than during the two-year period beginning on the date of a “change in control” (each as defined in the EPP). For individuals who have “Average Bonus” designated as “Yes” above, the Severance Multiple would apply to the sum of (i) the participant’s then current annual base salary rate and (ii) the average of the actual amount paid to the participant pursuant to any annual bonus program for each of the prior two plan years (or the participant’s target bonus amount if the participant incurs a qualifying termination prior to receiving a payment under the annual bonus program).
(2) “Qualifying Change in Control Termination” means a participant’s termination by the participant’s employer without “cause” (other than as a result of the participant’s death or the participant’s disability) or by the Participant as a result of a “constructive termination”, in each case during the two-year period beginning on the date of a “change in control” (each as defined in the EPP). For individuals who have “Average Bonus” designated as “Yes” above, the Severance Multiple would apply to the sum of (i) the participant’s then current annual base salary rate and (ii) the average of the actual amount paid to the participant pursuant to any annual bonus program for each of the prior two plan years (or the participant’s target bonus amount if the participant incurs a qualifying termination prior to receiving a payment under the annual bonus program).
The following quantifies certain payments that would have become payable under existing plans and arrangements if the applicable NEO’s employment had been terminated on December 31, 2025. All outstanding unvested equity awards held by the NEOs as of December 31, 2025 would have been forfeited for no consideration if applicable NEO had been terminated on December 31, 2025.

Name	Termination Scenario	Cash Severance & Average Bonus	Pro-Rata Bonus	Welfare Continuation	Total
Daniel de Boer	Qualifying Termination	$3,100,000	$1,831,667	$36,212	$4,967,879
	Qualifying Change in Control	4,650,000	1,831,667	54,319	6,535,986
Charles Wheeler	Qualifying Termination	750,000	—	25,458	$775,458
Carl Weatherley-White	Qualifying Termination	1,312,500	1,000,000	21,687	2,334,187
	Qualifying Change in Control	1,968,750	1,000,000	32,545	3,001,295
Michael Cunningham	Qualifying Termination	275,000	150,000	36,548	461,548
	Qualifying Change in Control	412,500	150,000	36,548	599,048
Notwithstanding his inclusion in the table above, Mr. Wheeler is no longer eligible to participate in the EPP and the amounts set forth above for Mr. Wheeler are based on the Transition Agreement that is described in more detail above in the “Compensation Discussion and Analysis” section of this Annual Report. Messrs. Murphy and Sher are not included in the table above, as they ceased employment on December 31, 2025. Mr. Smith is not included in the table above, as he ceased employment on January 29, 2025. Messrs. Smith, Murphy and Sher instead received payments and benefits in connection with their terminations of employment pursuant to their respective separation agreements that are described in more detail above in the “Compensation Discussion and Analysis” section of this Annual Report.
Pay Versus Performance
As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between compensation actually paid to our Principal Executive Officer (the “PEO”) and the other named executive officers (the “Non-PEO named executive officers”), as calculated in accordance with Item 402(v) of Regulation S-K, and certain financial performance metrics of the Company using a methodology that has been prescribed by the SEC. For more information concerning the Company’s pay-for performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to the “Compensation Discussion and Analysis” section of this Annual Report.
The following table summarizes compensation values reported in the Summary Compensation Table for our PEOs and the average for our other NEOs, as compared to Compensation Actually Paid (“CAP”) and the Company’s financial performance for the fiscal years ended December 31, 2025, 2024, 2023 and 2022.
Pay Versus Performance Table

Year(s) (a)	Summary Compensation Table Total for PEO de Boer (b)	Compensation Actually Paid to PEO de Boer(1)(2) (c)	Summary Compensation Table Total for PEO Wheeler (b)	Compensation Actually Paid to PEO Wheeler(1)(2) (c)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (d)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(1)(2) (e)	Value of Initial Fixed $100 Based on Total Shareholder Return (3)(3) (f)	Value of Initial Fixed $100 Based on Peer Group Total Shareholder Return (4)(3) (f)	Net (Loss) (g)	Adjusted EBITDA (h)
2025	$6,020,974	$5,413,994	$700,018	$(732,922)	$1,538,031	$717,011	$49	$85	$(194,645,000)	$72,041,000
2024	—	—	1,568,325	373,179	1,693,815	(317,051)	60	65	(242,300,000)	59,750,000
2023	—	—	2,878,984	3,778,299	2,883,614	3,431,320	100	80	(79,471,599)	31,752,000
2022	$—	$—	$1,310,904	$1,310,904	$3,179,354	$3,226,933	$104	$89	$(724,977)	$26,380,000

(1) For 2025, the PEOs are Mr. de Boer and Mr. Wheeler and the Non-PEO named executive officers are Messrs. Weatherley-White, Smith, Murphy, Sher and Cunningham. For 2024, the PEO is Mr. Wheeler and the Non-PEO named executive officers are Messrs. Smith, Murphy, de Boer, Mash and Sher. For 2023, the PEO was Mr. Wheeler and the Non-PEO named executive officers were Messrs. Murphy and Mash. For 2022, the PEO was Mr. Wheeler and the Non-PEO named executive officers were Mehul Mehta and Mr. Mash. The figures reported for 2025 in the Average Summary Compensation for Non-PEO Named Executive Officers and Average Compensation Actually Paid to Non-PEO Named Executive Officers columns would have differed materially if we had excluded Messrs. Murphy and Sher (who served as Chief Operating Officer and President of Greenbacker Capital Management, respectively through December 31, 2025) from the calculations, because of the forfeitures of Messrs. Smith’s and Murphy’s equity awards upon termination of employment and the forfeiture of certain of Mr. Sher’s equity awards upon termination of employment. The figures reported for 2024 in the Average Summary Compensation Total for Non-PEO Named Executive Officers and Average Compensation Actually Paid to Non-PEO Named Executive Officers columns would have differed materially if we had excluded Mr. Mash (who served as our Chief Financial Officer through February 2024) from the calculations, because of the forfeitures of Mash’s equity awards upon termination of employment that resulted in a significant negative value in column (e).
(2) The dollar amounts reported above for the PEOs under “Compensation Actually Paid to PEO de Boer” and “Compensation Actually Paid to PEO Wheeler” and for the Non-PEO named executive officers under “Average Compensation Actually Paid to Non-PEO Named Executive Officers” represent the amounts actually paid to the PEOs and the Non-PEO named executive officers, respectively, as computed in accordance with Item 402(v) of Regulation S-K. These amounts do not reflect the actual amounts of compensation earned by or paid to the PEOs or the average of the actual amounts of compensation earned by or paid to the Non-PEO named executive officers during the applicable years. Rather, in accordance with the requirements of Item 402(v) of Regulation S-K, these amounts reflect the amounts reported in the Summary Compensation Table, adjusted as follows:

	2025 PEO de Boer	2025 PEO Wheeler	2025 Non-PEO (Average)
2025 Summary Compensation Table Total	$6,020,974	$700,018	$1,538,031
Subtract: Grant date Fair Value of equity granted during the covered year	(3,503,807)	—	(579,051)
Add: Fair Value of equity awards granted in covered year that are outstanding and unvested	2,530,270	—	316,283
Subtract: Change in Fair Value from prior year to current year for equity granted in prior year that are outstanding and unvested	(133,707)	(47,286)	(11,337)
Add: Fair Value as of vesting date of equity granted and vested in same year	500,000	—	50,000
Add: Change in Fair Value from end of prior year to vesting date of equity granted in prior year that vested in covered year	264	573	(11,373)
Subtract: Fair Value at end of prior year of equity that failed to vest (forfeited) in covered year	—	(1,386,227)	(585,542)
Add: Dollar amount of dividends or other earnings paid on equity awards in covered year prior to vesting not in Total Compensation in covered year	—	—	—
2025 Compensation Actually Paid	$5,413,994	$(732,922)	$717,011
(3) Total Shareholder Return, or “TSR,” is determined based on the value of an initial fixed investment of $100 on May 19, 2022, which was the date of the acquisition of GCM, Greenbacker Administration LLC and other affiliated companies and the date on which we began to compensate our named executive officers. TSR reflects the cumulative shareholder return over the period, computed in accordance with SEC rules, assuming an investment of $100 in our Class P-I Shares at a price per share equal to the MSV of our Class P-I Shares on May 19, 2022 and the measurement end point of the price of our Class P-I Shares on December 31, 2022, December 31, 2023, December 31, 2024, and December 31, 2025 respectively. The price on May 19, 2022 was $8.798.The price on December 31, 2022 was $8.810. The price on December 31, 2023 was $8.274. The price on December 31, 2024 was $5.129. The price on December 31, 2025 was $4.306.
(4) Peer Group Total Shareholder Return, or “Peer Group TSR,” is determined using the Nasdaq Clean Edge Green Energy Index, which we determined would have been the relevant peer group for purposes of Item 201(e) of Regulation S-K if we were otherwise required to present a stock performance graph under Item 201(e) of Regulation S-K. Peer Group TSR reflects the cumulative shareholder return over the measurement period beginning May 19, 2022 and ending December 31, 2022, December 31, 2023, December 31, 2024 and December 31, 2025, respectively, computed in accordance with SEC rules, assuming an investment of $100 in the Nasdaq Clean Edge Green Energy Index on May 19, 2022.
We generally seek to incentivize long-term performance and, therefore, do not specifically align our performance measures with “compensation actually paid” (as computed in accordance with Item 402(v) of Regulation S-K).

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid, Company TSR and Peer Group TSR
The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, the Company’s cumulative TSR and Peer Group TSR over the measurement period for the fiscal years ended December 31, 2025, 2024, 2023 and 2022.

Compensation Actually Paid (in thousands), TSR and Peer Group TSR
10,000
8,000
6,000
4,000
2,000
0
-2,000
125.00
100.00
75.00
50.00
25.00
0.00
-25.00
104.11
100.29
88.59
79.81
64.75
60.45
85.50
48.94
5,414
1,311
3,227
3,778
3,431
373
(317)
(733)
717
2022
2023
2024
2025
PEO de Boer Comp Paid
PEO Wheeler Comp Paid
NEO's (Average) Comp Paid
Cumulative TSR (Indexed to $100)
Peer Group TSR (Indexed to $100)

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income (Loss)
The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, and our Net Income (Loss) over the measurement period for the fiscal years ended December 31, 2025, 2024, 2023 and 2022.

Compensation Actually Paid and Net Loss (in thousands)
10,000
8,000
6,000
4,000
2,000
0
(2,000)
100,000
0
(100,000)
(200,000)
(300,000)
(400,000)
(500,000)
(724)
(79,472)
(242,300)
(194,645)
1,311
3,227
3,778
3,431
373
(317)
5,414
(733)
717
2022
2023
2024
2025
PEO de Boer Comp Paid
PEO Wheeler Comp Paid
NEO's (Average) Comp Paid
Net Loss

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Adjusted EBITDA
The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, and our Adjusted EBITDA over the measurement period for the fiscal years ended December 31, 2025, 2024, 2023 and 2022.

Compensation Actually Paid and Adjusted EBITDA (in thousands)
10,000
8,000
6,000
4,000
2,000
0
(2,000)
$75,000
$50,000
$25,000
$—
$(25,000)
$(50,000)
$(75,000)
$26,380
$31,752
$59,750
72,041
1,311
3,227
3,778
3,431
373
(317)
5,414
(733)
717
2022
2023
2024
2025
PEO de Boer Comp Paid
PEO Wheeler Comp Paid
NEO's (Average) Comp Paid
Adjusted EBITDA

Pay Versus Performance Tabular List
We believe the following key metrics represent the most important financial and operating performance measures used by us to link company performance to compensation actually paid to our NEOs for the fiscal year ended December 31, 2025:
•Adjusted EBITDA

•Minimum Corporate Liquidity
•RICFCF

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about Shares that may be issued upon the exercise of options and rights under our equity compensation plans as of December 31, 2025. Please refer to the section titled “Compensation Discussion and Analysis” for a description of our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by:
security holders	—	—	—
Equity compensation plans not approved by:
security holders(1)	6,200,384(2)	—	7,756,077(3)
Total	6,200,384	0	7,756,077
(1) Represents the 2023 Equity Incentive Plan
(2) Represents 6,200,384 Shares issuable pursuant to restricted share units under the 2023 Equity Incentive Plan (assuming the maximum number of performance-based restricted stock units are earned).
(3) Represents 7,756,077 Shares reserved for future issuance under the 2023 Equity Incentive Plan (assuming the maximum number of performance-based restricted stock units are earned). The 2023 Equity Incentive Plan contains an automatic “evergreen” provision regarding the number of Shares to be annually added to the 2023 Equity Incentive Plan. As a result, the number of Shares that would be automatically added to the 2023 Equity Incentive Plan on May 23 of each year pursuant to the evergreen provision, starting with May 23, 2024, would be 1% of the total Shares issued and outstanding (until the aggregate number of shares reserved for issuance under the 2023 Equity Incentive Plan has reached 10% of the total Shares issued and outstanding). For a description of each of the 2023 Equity Incentive Plan, refer to the “Compensation Discussion and Analysis” section of this Annual Report.

OWNERSHIP OF SECURITIES
The following table sets forth, as of December 31, 2025, information with respect to the beneficial ownership of the Shares by:
•each person known by the Company to beneficially own more than 5% of any class of outstanding Shares;
•each of the Company’s directors, director nominees and named executive officers; and
•all of the Company’s directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the “SEC” and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, all Shares are owned directly and the indicated person has sole voting and investment power.

Name and Address(1)	Number of Class P-I Shares Beneficially Owned	Percentage of All Class P-I Shares Issued and Outstanding	Number of Class EO Shares Beneficially Owned	Percentage of All Class EO Shares Issued and Outstanding	Total Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
David Sher(2)	1,400,311	1.12%	216,140	5.88%	1,616,451	0.81%
Charles Wheeler	2,179,981	1.74%	353,573	9.63%	2,533,554	1.27%
Daniel de Boer	28,427	0.02%	—	—%	28,427	0.01%
Carl Weatherley-White	21,034	0.02%	—	—%	21,034	0.01%
Matthew Murphy	345,922	0.28%	57,083	1.55%	403,005	0.20%
Michael Cunningham	44,425	0.04%	4,808	0.13%	49,233	0.02%
Christopher Smith	—	—%	—	—%	—	—%
Robert Brennan(3)	2,399,737	1.92%	392,868	10.70%	2,792,605	1.40%
Kathleen Cuocolo	63,690	0.05%	—	—%	63,690	0.03%
Cynthia Curtis	36,475	0.03%	—	—%	36,475	0.02%
Robert Herriott	41,121	0.03%	—	—%	41,121	0.02%
David M. Kastin	38,333	0.03%	—	—%	38,333	0.02%
All executive officers and directors as a group (12 persons)*	6,599,456	5.27%	1,024,472	27.90%	7,623,928	3.82%
*Percentages may not foot due to rounding.
(1)Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Renewable Energy Company LLC, 230 Park Avenue, Suite 1560, New York, NY 10169.
(2)Includes 216,874 shares of the Company beneficially owned by Greenbrothers Ventures LLC of which David Sher directly owns 23.6%. David Sher disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.
(3)Includes 2,775,639 shares of the Company beneficially owned by R2 Holdings of which Robert Brennan directly owns 33.6%. Robert Brennan disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company’s Fifth Operating Agreement contains policies on transactions with affiliated persons. Pursuant to the terms of the Fifth Operating Agreement, our independent directors not otherwise interested in the transaction must review and conclude that any proposed affiliated transaction is fair and reasonable to the Company and that the terms and conditions are not less favorable to the Company than those available from unaffiliated third parties. Other than as described below, there have not been, nor are there any such currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under Compensation of Directors and Executive Officers.
2025 Related Transactions
The Company entered into certain agreements with each of Messrs. Wheeler, Smith, Murphy and Sher, each of which are described in more detail above in the “Compensation Discussion and Analysis” section of this Annual Report.
2024 Related Transactions
In the second quarter of 2024, the Company entered into a transaction to sell its membership interest in Illinois Wind LLC to GREC II, an affiliate of the Company. As part of the transaction, GREC II paid no cash consideration to the Company at closing of the transaction. The total purchase price was subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The purchase price included a reimbursement of construction costs paid by the Company plus a development fee that was subject to repricing, payable in two installments at certain construction milestones. The development fee is payable depending on the changes to certain inputs to the calculation of the development fee. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the construction reimbursement component of the purchase price. The total reimbursement of construction costs was expected to be $40.1 million of which the Company has received $39.0 million as of December 31, 2025. The remaining $1.1 million receivable is recorded within Other current assets on the Company’s Consolidated Balance Sheets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee is empowered to appoint a firm to serve as the Company’s independent registered public accounting firm. KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025, 2024, and 2023. The Audit Committee has appointed the Company’s independent registered public accounting firm for the quarter ended March 31, 2026. The Audit Committee annually reviews the performance of our independent registered public accounting firm, and the fees charged for their services. Shareholder approval of our accounting firm is not required by our Fifth Operating Agreement or otherwise required to be submitted to the shareholders. The Company knows of no direct financial or material indirect financial interest of KPMG in the Company.
Audit and Non-Audit Fee Table
The total fees invoiced for audit and any other services provided by KPMG for the Company’s fiscal years ended December 31, 2025, 2024, and 2023 are summarized in the table below:

	2025	2024	2023
Audit Fees(1)	$1,607,901	$1,491,656	$2,707,621
Audit - Related Fees(2)	1,367,080	471,330	55,000
Tax Fees(3)	90,542	172,372	352,257
All Other Fees	—	—	—
Total Fees	$3,065,523	$2,135,358	$3,114,878
(1) Audit fees represent fees for professional services provided in connection with the audit of the Company’s consolidated financial statements and review of the Company’s quarterly consolidated financial statements and audit services provided in connection with the Company’s quarterly and annual statutory or regulatory filings.
(2) Audit-related fees primarily include fees for the separate audits of the Company’s stand-alone subsidiary financial statements as well as fees associated with statutory and regulatory filings other than the Company’s quarterly and annual statutory and regulatory filings, such as fees to issue consents for the Company’s filing of registration statements.
(3) Tax fees consisted of fees billed for professional services rendered for tax compliance and other related services.
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company. All of the audit and non-audit services described above for which KPMG billed the Company for the fiscal years ended December 31, 2025, 2024, and 2023 were pre-approved by the Audit Committee. The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a maximum for any one service of $25,000 provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.
Audit Committee Report
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
As part of its oversight of the Company’s financial statements, the Audit Committee reviewed and discussed with both management and KPMG the Company’s consolidated financial statements filed with the SEC for the fiscal year ended December 31, 2025. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.
The Audit Committee received and reviewed the written disclosures and the letter from KPMG required by the applicable requirements of the Public Company Accounting Oversight Board regarding KPMG’s communications with the Audit Committee concerning independence and has discussed with KPMG its independence. The Audit Committee has reviewed the audit fees paid by the Company to KPMG. It has also reviewed non-audit services and fees to assure compliance with the Company’s and the Audit Committee’s policies restricting KPMG from performing services that might impair its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Company’s Board of Directors that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2025, 2024, and 2023 be included in the Company’s Annual Report for filing with the SEC.
April 30, 2026

The Audit Committee

Kathleen Cuocolo, Chair
Cynthia Curtis
Robert Herriott
David M. Kastin

PART IV
ITEM 15. EXHIBITS
(a)Exhibits
The following exhibits, as required by Item 601 of Regulation S-K, are filed as part of this amended report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as stated below:

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
10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.11
Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

10.12
Second Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated November 25, 2020 (Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 28, 2024)

10.13
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.14
Consulting Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.15
Credit and Guaranty Agreement by and among GREC Warehouse Holdings 1 LLC, as borrower, and the guarantors, letter of credit issuers, and lenders named therein, dated August 11, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.16
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.17
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.18
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Christopher Smith, dated as of January 28, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on January 28, 2025)

10.19
Transition Agreement by and among the Company, Greenbacker Renewable Energy Corporation, Greenbacker Capital Management, Greenbacker Administration, LLC and Charles Wheeler, dated March 31, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on March 31, 2025)

10.20
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Daniel de Boer (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.21
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Carl Weatherley-White (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.22
Transition and Separation Agreement, dated September 15, 2025 by and between Greenbacker Renewable Energy Company LLC and Matthew Murphy (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 17, 2025)

10.23
Consultation Agreement, dated December 22, 2025, by and between Greenbacker Renewable Energy Company LLC and David Sher (Incorporated by reference from Exhibit 10.23 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

10.24
Form of Restricted Share Unit Grant and Agreement (Time-Based Vesting) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

10.25
Form of Restricted Share Unit Grant and Agreement (Performance-Based Vesting – Tier 1) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

Exhibit Number	Description of Document
10.26
Form of Restricted Share Unit Grant and Agreement (Performance-Based Vesting – Tier 2) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

14.1	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 000-55610 filed on November 12, 2024)
21.1	List of Subsidiaries (Incorporated by reference from Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)
23.1	Consent of KPMG LLP (Incorporated by reference from Exhibit 23.1 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)
24.1	Power of Attorney (Incorporated by reference from Exhibit 24.1 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)
31.1
Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Incorporated by reference from Exhibit 31.1 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

31.2
Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Incorporated by reference from Exhibit 31.2 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

31.3*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.4*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1
Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Exhibit 32.1 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

32.2
Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Exhibit 32.2 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

101
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: April 30, 2026	By	/s/ Daniel de Boer
Daniel de Boer Chief Executive Officer principal executive officer

Date: April 30, 2026	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer