Form 10-Q
period 2026-03-31
Greenbacker Renewable Energy Co LLC
filed 2026-05-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
(Address, including zip code and telephone number, including area code, of registrant’s principal executive office)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2026, the registrant had 199,312,685 shares of common interests, $0.001 par value, outstanding.

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aurora Solar	Aurora Solar Holdings, LLC
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC, under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GDEV OYA Lender	GDEV OYA Lender LLC
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC, a wholly-owned subsidiary of GREC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit

kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Unit Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt hours
NAV	Net asset value
NCI	Noncontrolling interests
OBBBA	One Big Beautiful Bill Act of 2025
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standards
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCPA	Tax Credit Purchase Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

Forward-Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “continue,” “intend,” “evaluate,” “expect,” “likely,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “future,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. Readers are advised to consult any additional disclosures that we may make directly or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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
•changes in tax and other laws, regulations and policies, including, without limitation, the potential effects of the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) and actions of the past, current or future administrations that could impact renewable energy projects in the United States by accelerating phase-outs of IRA energy tax credits and imposing new compliance and planning considerations for solar, wind, and battery facilities;
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
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,679	$66,637
Restricted cash, current	8,205	18,592
Accounts receivable, net	19,668	32,743
Other receivables	10,752	11,941
Prepaid expenses	17,001	16,196
Derivative assets, current	14,723	12,875
Other current assets	5,186	6,395
Total current assets	126,214	165,379
Noncurrent assets:
Restricted cash	1,900	2,114
Property, plant and equipment, net	2,358,928	2,329,035
Intangible assets, net	253,154	255,940
Operating right-of-use asset, net	163,423	164,332
Investments, at fair value	67,608	73,353
Derivative assets	60,305	61,752
Other noncurrent assets	29,240	26,615
Total noncurrent assets	2,934,558	2,913,141
Total assets	$3,060,772	$3,078,520
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$50,641	$55,025
Contingent consideration, current	1,906	1,315
Current portion of long-term debt	25,373	24,056
Current portion of failed sale-leaseback financing and deferred ITC gain	46,131	46,131
Other current liabilities	4,108	4,732
Total current liabilities	128,159	131,259
Noncurrent liabilities:
Long-term debt, net of current portion	1,269,582	1,247,771
Failed sale-leaseback financing and deferred ITC gain, net of current portion	167,490	173,487
Deferred tax liabilities, net	30,136	24,606
Operating lease liabilities	171,482	173,103
Out-of-market contracts, net	137,396	139,808
Other noncurrent liabilities	51,973	52,586
Total noncurrent liabilities	1,828,059	1,811,361
Total liabilities	$1,956,218	$1,942,620
Commitments and contingencies (Note 11. Commitments and Contingencies)
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,331 and 199,379 issued and outstanding as of 2026 and 2025, respectively	199	199
Additional paid-in capital	1,786,346	1,779,303
Accumulated deficit	(804,276)	(777,258)
Accumulated other comprehensive income	25,752	26,547
Noncontrolling interests	96,533	107,109
Total equity	1,104,554	1,135,900
Total liabilities and equity	$3,060,772	$3,078,520
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue
Energy revenue	$34,305	$43,980
Investment Management revenue	2,518	3,260
Other revenue	447	301
Contract amortization, net	(2,459)	2,921
Total net revenue	$34,811	$50,462

Operating expenses
Direct operating costs	19,320	23,911
General and administrative	12,062	17,046
Depreciation, amortization and accretion	16,831	21,628
Impairment of long-lived assets, net and termination costs	463	13,665
Total operating expenses	48,676	76,250

Operating loss	(13,865)	(25,788)

Interest expense, net	(12,072)	(36,566)
Change in fair value of investments, net	(5,745)	990
Income from sale-leaseback transfer of tax benefits	10,188	10,188
Other income, net	153	148

Loss before income taxes	(21,341)	(51,028)
Income tax (expense) benefit	(6,173)	10,374
Net loss	$(27,514)	$(40,654)
Less: Net loss attributable to noncontrolling interests	(188)	(25,068)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(27,326)	$(15,586)

Earnings per share
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

Weighted average shares outstanding
Basic	199,387	199,333
Diluted	199,387	199,333
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(27,514)	$(40,654)

Other comprehensive loss, net of tax
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	(795)	(1,247)
Total other comprehensive income (loss), net of tax	$(795)	$(1,247)

Comprehensive loss	(28,309)	(41,901)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(188)	(25,068)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(28,121)	$(16,833)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
Balances as of December 31, 2025	199,379	$199	$1,779,303	$(777,258)	$26,547	$107,109	$1,135,900
Repurchases of common shares	(53)	—	(204)	—	—	—	(204)
Deferred shareholder servicing fees	—	—	—	308	—	—	308
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(795)	—	(795)
Buyout of noncontrolling interests	—	—	5,452	—	—	(7,482)	(2,030)
Syndication costs	—	—	—	—	—	(422)	(422)
Distributions to noncontrolling interests	—	—	—	—	—	(2,559)	(2,559)
Share-based compensation expense	5	—	1,795	—	—	75	1,870
Net income (loss)	—	—	—	(27,326)	—	(188)	(27,514)
Balances as of March 31, 2026	199,331	$199	$1,786,346	$(804,276)	$25,752	$96,533	$1,104,554
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$1,851
Repurchases of common shares	(139)	—	(1,171)	—	—	—	(1,171)	—
Deferred shareholder servicing fees	—	—	—	2	—	—	2	—
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(1,247)	—	(1,247)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	2,132	2,132	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,811)	(3,811)	—
Share-based compensation expense	(11)	—	1,743	—	—	1,750	3,493	—
Net income (loss)	—	—	—	(15,586)	—	(25,068)	(40,654)	—
Balances as of March 31, 2025	199,176	$199	$1,774,330	$(600,317)	$33,690	$90,060	$1,297,962	$1,851
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(27,514)	$(40,654)
Adjustments to reconcile Net loss to Net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,290	18,707
Impairment of long-lived assets, net	463	12,665
Share-based compensation expense	1,233	3,469
Amortization of financing costs and debt discounts	1,737	2,963
Amortization of interest rate swap contracts	(1,119)	(1,693)
Change in fair value of interest rate swaps, net	(645)	21,741
Change in fair value of investments, net	5,745	(990)
Deferred income taxes	6,173	(10,374)
Interest expense on failed sale-leaseback financing and deferred ITC gain	4,138	4,519
Income from sale-leaseback transfer of tax benefits	(10,188)	(10,188)
Other	1,247	1,235
Changes in operating assets and liabilities:
Accounts receivable	13,087	(930)
Other current and noncurrent assets	1,161	1,085
Accounts payable and accrued expenses	(7,263)	(8,875)
Operating lease liabilities	(1,593)	(1,771)
Other current and noncurrent liabilities	(657)	(541)
Net cash provided by (used in) operating activities	5,295	(9,632)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(50,736)	(28,564)
Net deposits (paid) returned for property, plant and equipment	—	(390)
Proceeds from sale of assets	41	—
Insurance proceeds for damaged equipment	1,965	—
Other investing activities	—	(70)
Net cash used in investing activities	(48,730)	(29,024)
Cash Flows from Financing Activities
Repurchases of common shares	(585)	(341)
Deferred shareholder servicing fees	(82)	(739)
Contributions from noncontrolling interests, net	—	2,132
Distributions to noncontrolling interests	(2,571)	(5,071)
Buyout of noncontrolling interests	(2,030)	—
Proceeds from borrowings	105,234	58,731
Payments on borrowings	(82,440)	(40,054)
Payments for loan origination costs	(228)	(273)
Other capital activity	(422)	—
Net cash provided by financing activities	16,876	14,385
Net decrease in Cash, cash equivalents and Restricted cash	(26,559)	(24,271)
Cash, cash equivalents and Restricted cash at beginning of period	87,343	161,588
Cash, cash equivalents and Restricted cash at end of period	$60,784	$137,317
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Notes to the Consolidated Financial Statements (unaudited) were prepared as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of March 31, 2026, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.7 gigawatts (“GW”), which includes operating capacity of approximately 1.3 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects in the IPP segment during the year ended December 31, 2025. As of March 31, 2026, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all of its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”), which includes GCM and other related entities, all of which are wholly owned subsidiaries of GREC, pursuant to the management internalization transaction completed in 2022, (“the Acquisition”). The Company’s fiscal year-end is December 31.

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
Interim Financial Statements
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and the subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) under U.S. GAAP. Refer to Note 4. Variable Interest Entities for further details.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates may include, but are not limited to: (i) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (ii) the change in fair value of equity method investments for which the fair value option has been elected; (iii) the useful lives of intangible assets; (iv) the grant date fair value of share-based compensation awards; (v) derivative assets and liabilities for the interest rate swaps; and (vi) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$50,679	$66,637
Restricted cash, current	8,205	18,592
Restricted cash	1,900	2,114
Total cash and cash equivalents and restricted cash	$60,784	$87,343
Supplemental Cash Flow Information
The following table presents the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Three months ended March 31,
(in thousands)	2026	2025
Non-cash investing activities
Capital expenditures incurred but not paid	$8,643	$57,665

Non-cash financing activities
Redemptions payable	204	1,172
Change in distributions payable to noncontrolling interest	$(12)	$(1,260)

Cash paid for
Interest paid, net of amounts capitalized	$9,447	$12,857
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties of the Company’s derivative financial instruments generally equals the fair value of derivative financial instruments in an asset position presented in the Company’s Consolidated Balance Sheets. The maximum exposure to loss due to credit risk of counterparties of the Company’s PPAs generally equals the revenue otherwise expected to be earned under the terms of the PPAs. The Company manages these credit risks by maintaining a diversified portfolio of creditworthy counterparties.
The Company evaluates which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the three months ended March 31, 2026 and 2025, one customer accounted for 18.1% and 14.0% of total revenue, respectively. As of March 31, 2026 and December 31, 2025, one and two customers, respectively, accounted for 12.4% and 44.7%, of total accounts receivable.
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
In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities,” which amends ASC Topic 832, Government Assistance, to include guidance on the recognition, measurement, and presentation of government grants, leveraging the principles in International Accounting Standards (“IAS”) 20, which the Company currently applies by analogy. Given the similarities between the guidance in ASU 2025-10 and IAS 20, adoption of ASU 2025-10 by companies currently applying IAS 20 by analogy will likely not have a significant impact. ASU 2025-10 defines a government grant as a “transfer of a monetary asset or a tangible nonmonetary asset, other than in an exchange transaction (including an exchange transaction that may be at a significant discount to fair value), from a government to an entity.” For public business entities, the amendments in ASU 2025-10 are effective for annual periods in fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in ASU 2025-10 in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is evaluating the impact of ASU 2025-10 on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements,” which improves the navigability of the guidance in ASC Topic 270, Interim Reporting (“ASC 270”), and clarifies when it applies. It also addresses the form and content of financial statements, adds lists to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU 2025-11 on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2026	2025
Energy sales	$30,837	$39,143
RECs and other incentives	3,468	4,837
Investment Management revenue	2,518	3,260
Other revenue	447	301
Contract amortization, net	(2,459)	2,921
Total net revenue	$34,811	$50,462
Add back: Contract amortization, net	2,459	(2,921)
Less: Lease revenue	(1,788)	(2,617)
Less: Investment, dividend, interest and other income	(266)	(141)
Total revenue from contracts with customers	$35,216	$44,783
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy or RECs in future periods for which the fair value has been determined to be less or more than market value are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period. The Company did not record any contract assets as of March 31, 2026 and December 31, 2025, as none of its rights to payment were subject to a particular event other than passage of time. The Company had a receivable balance of $18.9 million and $32.0 million related to contracts with customers reported within Accounts receivable, net on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
The Company has contract liabilities related to amounts received from certain PPA and REC customers upon the related projects reaching COD, PTO, or over the initial years of the project’s life. The contract liabilities are recognized into revenue over the term of the related contract. As of March 31, 2026 and December 31, 2025, the Company recorded $3.2 million and $3.0 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three months ended March 31, 2026 and March 31, 2025, the Company’s amortization of contract liabilities was $0.3 million and $0.2 million, respectively.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company capitalized $3.9 million and $3.6 million in costs to obtain a contract as of March 31, 2026 and December 31, 2025, respectively, reported within Other noncurrent assets in the Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company recorded impairment of $0.8 million related to the termination of the development of three projects. Refer to Note 6. Property, Plant and Equipment for further discussion. The Company’s amortization of costs to obtain a contract was not material for the three months ended March 31, 2026 and 2025.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of March 31, 2026, the Company had $1.2 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended March 31,	Amount
2026-2027	$131
2027-2028	159
2028-2029	158
2029-2030	136
2030-2031	80
Thereafter	545
Total	$1,209

Note 4. Variable Interest Entities
Consolidated Variable Interest Entities
The Company consolidates entities that are determined to be VIEs in accordance with ASC 810. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of eight tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 13. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details. These tax equity partnerships generate income through renewable energy and sustainable development projects within North America. The projects represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be more than insignificant to these VIEs. Therefore, the Company consolidates these VIEs. As of March 31, 2026, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.3 billion and $209.0 million, respectively. As of December 31, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.3 billion and $213.8 million, respectively. The assets largely consist of property, plant and equipment, and the liabilities primarily consist of out-of-market contracts.
During the three months ended March 31, 2026, the Company purchased the interests held by a Tax Equity Investor in one tax equity financing structure for cash consideration of $2.0 million. As the Company retained its controlling financial interest in the partnership, the transaction was accounted for as an equity transaction in accordance with ASC 810. Accordingly, the carrying amount of the related NCI of $4.6 million was derecognized, and the difference between the consideration paid and the carrying amount of the NCI, totaling $2.6 million, was recorded directly to equity and reflected as Buyout of noncontrolling interests in the Consolidated Statements of Equity. During the three months ended March 31, 2025, the Company did not have any buyouts of tax equity financing structures.
Cider Solar Holdings LLC
On December 24, 2025, the Company, through its wholly owned subsidiary Cider Solar Holdings LLC, entered into an Equity Capital Contribution Agreement (“ECCA”) with two counterparties pursuant to which the counterparties committed to invest up to an aggregate of $440 million in an under-construction solar projects through June 30, 2027. This commitment period may be extended to October 24, 2027 subject to the payment of the specified fees per the agreement. On March 31, 2026, the specified fees under the ECCA were amended, and the Company agreed to pay an amended structuring fee of $6.5 million in two equal installments due on April 30, 2026 and May 29, 2026. The obligation to pay the amended fee became fixed upon the counterparty remaining a party to the ECCA as of March 31, 2026. The Company also agreed to pay a structuring fee of $0.8 million to a separate counterparty, payable upon the earlier of mechanical completion of the related project or December 31, 2026.
GDEV Management Holdings LLC
On January 1, 2025, GCM contributed its advisory agreements with GDEV I and GDEV II to GDEV Management Holdings LLC in exchange for 75% of the membership interests in GDEV Management Holdings LLC. GDEV Management Holdings LLC is the non-economic managing member of Greenbacker Development Opportunities GP I, LLC (“GDEV GP”) and Greenbacker Development Opportunities GP II, LP (“GDEV GP II”). The owner of the remaining 25% of the membership interests in GDEV Management Holdings LLC is a related party of GCM and an independent contractor of GDEV Management Holdings LLC and serves as the managing member of GDEV Management Holdings LLC. The Company determined that GDEV Management Holdings LLC is a VIE because GDEV Management Holdings LLC has insufficient equity at risk. The Company further determined that GCM and the managing member of GDEV Management Holdings LLC have shared control over GDEV Management Holdings LLC. GCM was determined to be more closely associated with GDEV Management Holdings LLC and therefore determined to be the primary beneficiary and consolidates GDEV Management Holdings LLC. As of March 31, 2026, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.1 million and $0.9 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.

In connection with the contributions to GDEV Management Holdings LLC on January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and re-borrow the loan. Interest accrues at the fixed rate of 6% per annum and may be paid in kind. As of March 31, 2026, there was a $1.0 million balance outstanding under the credit agreement.
Unconsolidated Variable Interest Entities
GDEV I
As of March 31, 2026, GDEV GP held a combined 2.00% of the interests in GDEV I, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, which is GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $2.5 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the NCI in GDEV GP.
GDEV II
As of March 31, 2026, GDEV GP II held a combined 1.96% of the interests in GDEV II, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.0 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the NCI in GDEV GP II.
Aurora Solar
As of March 31, 2026, the Company held a 49.00% equity interest in Aurora Solar Holdings, LLC (“Aurora Solar”)’s issued and outstanding common shares. Aurora Solar was formed in 2016 to develop, construct, own, finance, and operate a portfolio of 16 solar projects. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar. Refer to Note 5. Fair Value Measurements and Investments.
OYA
The Company previously held a 50.00% interest in OYA-Rosewood Holdings LLC (“OYA”), which was accounted for under the equity method and measured at fair value. On November 6, 2024, OYA and certain affiliates filed for Chapter 11 of the U.S. Bankruptcy Code, following which the investment no longer qualified for equity method accounting but continued to be measured at fair value. During the first quarter of 2025, substantially all OYA assets were sold pursuant to Bankruptcy Court orders. A portion of these assets was acquired by GDEV OYA Lender LLC (“GDEV OYA Lender”), a subsidiary of GDEV I, the managing member. On April 22, 2025, the Bankruptcy Court confirmed a plan of reorganization that canceled the Company’s equity interest with no recovery. The Company’s $7.4 million loan to an OYA affiliate was extinguished and replaced with an allowed bankruptcy claim. In July 2025, the Company contributed the bankruptcy claim to GDEV OYA Lender in exchange for a 30% membership interest and received a $3.0 million initial cash distribution. Future distributions are subject to a defined waterfall, including a preferred return of $4.7 million to the Company, with remaining amounts distributed on a pro rata basis. The investment in GDEV OYA Lender is accounted for under the equity method and measured at fair value.
The Company had previously provided guarantees to certain OYA subsidiaries’ tax equity investors. On March 11, 2025, the sole remaining guarantee was terminated and replaced with a new guarantee covering potential tax credit recapture of up to $1.5 million. This guarantee decreases by $0.5 million annually and will expire on March 11, 2028.

Note 5. Fair Value Measurements and Investments
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$75,028	$—	$75,028
Derivative liabilities	—	(2,574)	—	(2,574)
Investments at fair value	—	—	67,608	67,608
Total	$—	$72,454	$67,608	$140,062

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$74,627	$—	$74,627
Derivative liabilities	—	(2,817)	—	(2,817)
Investments at fair value	—	—	73,353	73,353
Total	$—	$71,810	$73,353	$145,163
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of March 31, 2026 using significant unobservable inputs:

(in thousands)	Investments at fair value
Balance as of December 31, 2025	$73,353
Change in fair value of investments, net	(5,745)
Balance as of March 31, 2026	$67,608
The Company does not have any non-financial assets or liabilities measured at fair value as of March 31, 2026 or December 31, 2025. There were no transfers between Levels 1, 2, or 3 for the three months ended March 31, 2026 or 2025.
Derivative Assets and Liabilities
The Company estimates the fair value of its interest rate derivatives using a discounted cash flow valuation technique based on the net amount of estimated future cash flows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs, and thus the valuation of the swaps is classified as Level 2 in the fair value hierarchy.
During 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty in exchange for a premium of $2.6 million. The option expired without exercise on March 27, 2025. The valuation of the option was classified as Level 2 in the fair value hierarchy. Refer to Note 9. Derivative Instruments for further detail.

Investments at Fair Value
In the table above, certain equity method and other investments included within investments at fair value may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investments. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements. Refer to Unconsolidated Variable Interest Entities in Note 4. Variable Interest Entities for additional information on the Company’s investments at fair value.
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of March 31, 2026:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	10.0%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	26 years

GDEV OYA Lender - Discount rate	25%
GDEV OYA Lender - Attrition	25%-75%
GDEV OYA Lender - Price per watt	$0.30-$0.50
As discussed in Note 4. Variable Interest Entities, the Company accounts for its investments in GDEV I and GDEV II as equity method investments.
As of March 31, 2026, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $0.2 million, respectively. The GDEV I and GDEV II LLCAs do not permit the partners to make withdrawals of any of their capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the Company’s investments at fair value reported in Investments, at fair value on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Aurora	$53,966	$60,722
GDEV OYA Lender	6,614	6,614
GDEV I	3,215	2,688
GDEV II	3,813	3,329
Total investments at fair value	$67,608	$73,353
The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Aurora	$(6,755)	$1,588
OYA	—	(598)
GDEV OYA Lender	—	—
GDEV	526	—
GDEV II	484	—
Total Change in fair value of investments, net	$(5,745)	$990
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net presented on the Consolidated Statements of Operations.

Note 6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Land	$22,778	$22,778
Plant and equipment	1,620,577	1,621,970
Construction in progress	848,237	802,310
Asset retirement cost	27,483	27,595
Finance right-of-use asset	65	65
Other	2,231	2,010
Total property, plant and equipment	$2,521,371	$2,476,728
Accumulated depreciation	(162,443)	(147,693)
Property, plant and equipment, net	$2,358,928	$2,329,035
The Accumulated depreciation balance as of March 31, 2026 and December 31, 2025 reflects the sale of certain projects during the period ended December 31, 2025. Construction in progress includes $63.4 million and $61.7 million of development costs as of March 31, 2026 and December 31, 2025, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Depreciation expense	$15,098	$18,496
Involuntary Conversion
In 2025, two operating solar projects, located in Montana and California, experienced fires that caused significant damage to the projects. As a result of the fires and related damage, the Company is in process of replacing certain damaged project components, primarily solar modules. The Company estimated the net book value of the damaged components to be replaced and accordingly derecognized the estimated net book value of $9.1 million from Property, plant and equipment, net reflected in the Consolidated Balance Sheets as of December 31, 2025. The Company evaluated and expects to be fully reimbursed under its property insurance policies for the costs to repair the facilities, net of an applicable deductible, as well as for up to twelve months of business interruption losses, net of a thirty-day waiting period. Based on the current status of negotiations with the insurers, the Company has concluded that it is probable that it will recover a minimum of $9.1 million of proceeds associated with the assets damaged and derecognized them during the year ended December 31, 2025. Accordingly, the Company recorded an insurance receivable for the same amount within Other current assets reflected in the Consolidated Balance Sheets as of December 31, 2025 and did not record any gain or loss related to the derecognition of the assets in the Company’s Consolidated Statements of Operations during 2025. The Company received insurance proceeds of $3.0 million related to these fires through March 31, 2026, which were recorded as a reduction of the insurance receivable within Other current assets in the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
For the three months ended March 31, 2026, the Company recognized an impairment loss of $0.5 million associated with miscellaneous write offs related to projects that were previously impaired.
For the three months ended March 31, 2025, the Company recognized an impairment loss of $12.7 million associated with (i) two operational wind projects because the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) six development-stage solar projects because the Company terminated the development of the projects. The fair value of the assets was determined using a market approach. The total impairment loss includes $1.6 million related to upfront payments to customers and $0.8 million of capitalized costs to obtain a contract related to the termination of the development of three projects recorded within Other noncurrent assets on the Consolidated Balance Sheets due to the termination of the related PPAs. In addition to the $12.7 million impairment, the Company also paid a $1.0 million termination fee in association with the termination of a PPA. The termination fee and impairment losses are presented within Impairment of long-lived assets, net and termination costs in the Consolidated Statements of Operations. The charges were recorded to the Company’s IPP segment.

Note 7. Intangible Assets and Out-of-market Contracts
Intangible Assets and Out-of-market Contracts
Intangible Assets
Intangible assets as of March 31, 2026 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of March 31, 2026
PPA contracts	$255,627	$(52,284)	$203,343
REC contracts	28,023	(1,676)	26,347
Trademarks	1,364	(652)	712
Channel partner relationships	47,071	(29,606)	17,465
Other intangible assets	5,340	(53)	5,287
Total intangible assets, net	$337,425	$(84,271)	$253,154
(1)Gross carrying amount is adjusted for any write offs or impairment charges due to the termination of the PPA contracts.
Intangible assets as of December 31, 2025 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of December 31, 2025
PPA contracts	$255,627	$(47,610)	$208,017
REC contracts	28,194	(1,650)	26,544
Trademarks	1,364	(631)	733
Channel partner relationships	47,071	(28,644)	18,427
Other intangible assets	2,219	—	2,219
Total intangible assets, net	$334,475	$(78,535)	$255,940
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
The following table presents amortization expense for the intangible assets related to the favorable PPA and REC contracts recorded on the Consolidated Statements of Operations, including the Contract amortization, net that was recorded as a reduction to revenue in the Consolidated Statements of Operations for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Total Favorable Amortization expense	$5,906	$9,353
Favorable Contract amortization as a reduction to revenue	4,871	6,970

Out-of-market Contracts
The Company has PPA and REC contracts that were acquired in an unfavorable position (out-of-market contracts) recorded as liabilities. Out-of-market contract liabilities as of March 31, 2026 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of March 31, 2026
PPA contracts	$(164,190)	$29,066	$(135,124)
REC contracts	(3,071)	799	(2,272)
Total out-of-market contracts, net	$(167,261)	$29,865	$(137,396)
Out-of-market contract liabilities as of December 31, 2025 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2025
PPA contracts	$(164,190)	$26,985	$(137,205)
REC contracts	(17,949)	15,346	(2,603)
Total out-of-market contracts, net	$(182,139)	$42,331	$(139,808)
The following table presents the contract amortization recorded as an increase to revenue related to out-of-market contract liabilities for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Out-of-market contract amortization(1)	$2,412	$3,821
(1)For the three months ended March 31, 2026 and 2025, the out-of-market contract amortization includes out-of-market contract terminations of nil and $6.1 million, respectively.
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
The following table presents the total amortization expense related to the Company’s finite-lived intangible asset and liabilities, net, which includes contract amortization on PPA and REC contract intangible assets and out-of-market contracts, net and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Amortization expense on channel partner relationships and trademark intangible assets, net	$1,035	$2,383
Contract amortization on PPA and REC contracts, intangible assets and out-of-market contracts, net	2,459	(2,921)
Total amortization expense related to intangible assets and liabilities, net	$3,494	$(538)
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

Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Amortization Expense
2026-2027	$12,252
2027-2028	11,727
2028-2029	11,708
2029-2030	11,567
2030-2031	10,985
Thereafter	57,519
Total	$115,758

Note 8. Debt
The Company, through its subsidiaries, has entered into various credit facilities and loan agreements. The principal balances payable under all credit facilities are as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025	Interest rate	Maturity date
Trillium Manager LLC	62,669	62,975	Daily SOFR + 2.10%	June 9, 2027
Greenbacker Wind Holdings II LLC	64,414	64,414	3 mo. SOFR + 2.15%	December 31, 2027
Conic Manager LLC	20,934	21,076	3 mo. SOFR + 1.75%	October 31, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	441	1,699	7.15%	April 30, 2026
Gemstone 2025 Manager LLC	52,502	52,502	3 mo. SOFR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	13,658	13,688	Daily SOFR + 2.10%	December 31, 2027
Sego Lily Solar Manager LLC	119,071	121,488	3 mo. SOFR + 1.53%	June 30, 2028
GRP II Borealis Solar LLC	38,184	38,752	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	85,363	85,363	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	35,706	37,486	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	72,600	67,600	1 mo. SOFR + 1.85% - 2.10%	November 29, 2027
GREC Warehouse Holdings I LLC	78,240	89,179	3 mo. SOFR + 2.28%	June 30, 2027
Cider Solar Construction Owner LLC	81,000	81,000	12.25% - 14.00%	July 30, 2028
Cider Solar Manager LLC(1)	520,879	485,645	Various	Various
Pemaquid Manager LLC	75,745	75,745	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,321,406	$1,298,612
Less: Total unamortized discount and deferred financing costs	(26,451)	(26,785)
Less: Current portion of long-term debt(2)	(25,373)	(24,056)
Total long-term debt, net	$1,269,582	$1,247,771
(1)Cider Solar Manager LLC has construction and ITC bridge loan facilities, with the option to convert the construction loans into Tranche A or Tranche B term loans, which bear interest at daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. See below for further details.
(2)Adjusted for $2.3 million and $4.5 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $27.7 million and $28.6 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company entered into new or modified existing debt facilities as noted below:
GREC Warehouse Holdings I LLC
GREC Warehouse Holdings I LLC maintains a revolving credit facility bearing interest at three-month SOFR plus 2.03% through the second anniversary of the closing date, August 11, 2025, and 2.28% thereafter through the original maturity date of August 11, 2026. On November 7, 2025, the Company executed an amendment extending the maturity date to March 30, 2027, which was accounted for as a modification. On April 29, 2026, the Company executed an additional amendment further extending the maturity date to June 30, 2027 and reducing total lender commitments. Refer to Note 18. Subsequent Events.
Cider Solar Construction Owner LLC
On July 30, 2024, the Company entered into an $81.0 million syndicated loan agreement bearing interest at 9.75% through January 30, 2025 and 12.25% thereafter. Quarterly interest payments were required through the maturity date of July 30, 2028. The Company could prepay the loan, subject to the payment of a prepayment premium calculated using a 22.50% factor applied to aggregate borrowings, reduced by certain cumulative interest and fee payments. On December 24, 2025, the Company amended the loan, pursuant to which the interest rate increased to 14.00% as of April 1, 2026. The Company paid a required fee of $1.7 million on February 28, 2026 which offset future prepayment premiums and reduced outstanding obligations. The amendment was accounted for as a modification. On April 13, 2026, the loan was fully repaid and terminated. Refer to Note 18. Subsequent Events.
The following table shows the components of Interest expense, net on the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2026	2025
Loan interest(1)	$15,286	$11,655
Commitment / letter of credit fees	2,162	2,236
Amortization of deferred financing fees and discount	3,252	2,963
Interest on sale-leasebacks(2)	4,191	4,520
Loss (gain) on interest rate swaps, net(3)	42	—
Change in fair value of interest rate swaps, net(3)	(645)	21,741
Interest capitalized	(12,007)	(6,176)
Total(4)	$12,281	$36,939
(1)Includes interest rate swap settlements of $2.7 million and $4.9 million presented as a reduction of loan interest for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 9. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 9. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes approximately $0.2 million and $0.4 million of interest income on cash accounts and non-bank deposits for the three months ended March 31, 2026 and 2025, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Principal Payments
2026-2027	$27,710
2027-2028	557,067
2028-2029	205,755
2029-2030	188,225
2030-2031	11,186
Thereafter	331,463
Total	$1,321,406
As of March 31, 2026, the fair value of the Company’s long-term debt approximated its carrying value of $1.3 billion. The Company did not have any events of default under its debt agreements.

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

(in thousands)	March 31, 2026	December 31, 2025
Failed sale-leaseback financing, current	$13,390	$13,390
ITC gains, current	32,951	32,952
Less: origination costs, current	210	211
Current portion of failed sale-leaseback financing and deferred ITC gain	$46,131	$46,131

Failed sale-leaseback financing, net of current portion	$112,459	$109,576
ITC gains, net of current portion	57,199	66,132
Less: origination costs, net of current portion	2,168	2,221
Failed sale-leaseback financing and deferred ITC gain, net of current portion	$167,490	$173,487
The following table shows the components of interest on sale-leasebacks included within Interest expense, net on the Consolidated Statements of Operations for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Financing interest	$2,883	$2,911
ITC interest	1,255	1,609
Amortization of loan origination cost	53	—
Total	$4,191	$4,520
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the three months ended March 31, 2026 and 2025, the Company recognized $10.2 million of income from the transfer of tax credits related to the Company’s sale leaseback financings, which is recorded to Income from sale-leaseback transfer of tax benefits in the Consolidated Statements of Operations.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Future Payments
2026-2027	$13,390
2027-2028	13,572
2028-2029	13,580
2029-2030	13,648
2030-2031	13,773
Thereafter	167,965
Total lease payments	235,928
Less: Imputed interest	(110,080)
Less: Origination costs	(2,379)
Present value of lease payments	$123,469

Note 9. Derivative Instruments
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
Following the voluntarily dedesignation on October 1, 2024, changes in the fair value of the derivatives are recognized directly in Interest expense, net. Amounts recorded in Accumulated other comprehensive income prior to dedesignation are reclassified into earnings either immediately if the related forecasted transactions are probable of not occurring, or as those transactions occur if they remain not probable of not occurring. As of March 31, 2026, a total balance of $35.0 million remains in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts.
During 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium of $2.6 million. The option expired on March 27, 2025 without exercise.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		March 31, 2026
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$994,365	$75,028	$(2,574)
Total		$994,365	$75,028	$(2,574)

(in thousands)		December 31, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$999,302	$74,627	$(2,817)
Total		$999,302	$74,627	$(2,817)
As of March 31, 2026, the notional amount of derivatives includes $644.1 million associated with currently effective swaps and $350.3 million associated with forward starting swaps. As of December 31, 2025, the notional amount of derivatives includes $649.0 million associated with currently effective swaps and $350.3 million associated with forward starting swaps.

The following table provides information on the changes in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended March 31, 2026
(in thousands)	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) in other comprehensive income (loss) reclassified to earnings from termination of interest rate swaps, net	$42	$—
Amortization of derivatives	(1,119)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	283	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	645
Gain on interest rate swaps, net(1)	—	(42)

	Three months ended March 31, 2025
(in thousands)	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Amortization of derivatives	(1,693)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	446	—
Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	(21,741)
(1)The Gain (loss) on interest rate swaps, net, represents gains and losses reclassified into earnings as a result of the discontinuance of cash flow hedges when the Company determines that it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.

Note 10. Income Taxes
The Company recorded effective tax rates of (29.3)% and 20.3% for the three months ended March 31, 2026 and March 31, 2025, respectively. The following table presents the Company’s consolidated income tax benefit (expense) for the following periods:

	Three months ended March 31,
(in thousands)	2026	2025
Income tax (expense) benefit	$(6,173)	$10,374
The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the change in valuation allowance and the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2026. For the three months ended March 31, 2026, the total valuation allowance decrease was $17.4 million. For federal tax purposes, a valuation allowance decrease of $15.0 million has been recorded against federal net operating losses and tax credits where it is not more likely than not that they will be utilized. For state tax purposes, a valuation allowance decrease of $2.4 million has been recorded against state net operating loss carryforwards where it is not more likely than not that they will be utilized within the loss carryforward period. The main cause for the reduction in valuation allowance was an increase in the scheduled reversal of taxable temporary differences due to the expected contributions from the counterparties under the Cider Solar Holdings LLC ECCA in 2026. Refer to Note 4. Variable Interest Entities for further information on the Cider Solar Holdings LLC ECCA.
The Company assessed its tax positions for all open tax years as of March 31, 2026 for all U.S. federal and state, and foreign tax jurisdictions for the years 2015 through 2025. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2026.

Note 11. Commitments and Contingencies
Legal Proceedings
The Company is engaged in an ongoing dispute with a third party that is both the offtaker for one of the Company’s projects and the lessor of the property on which the project is located, related to the third-party’s prevention of the re-energization of a portion of the project following certain events. On July 25, 2025, the Company filed a lawsuit against the third party in the Superior Court in the State of New Jersey. On January 30, 2026, the third party filed a response refuting the Company’s claims; no counterclaims were asserted. The Company is vigorously pursuing its claims. The Company has not recorded an accrual related to this matter as of March 31, 2026 or December 31, 2025, as a loss is not considered probable and reasonably estimable.
On April 17, 2024, Eagle Valley Clean Energy LLC (“EVCE”), a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado . In October 2025, the Chapter 7 trustee for EVCE requested information regarding payments made by EVCE to the Company prior to EVCE’s bankruptcy filing. On April 16, 2026, the trustee filed a complaint against the Company in the United States Bankruptcy Court for the District of Colorado seeking recovery of certain amounts allegedly transferred to the Company. The Company is preparing its response and intends to vigorously defend against the claims. Based on the information currently available, the Company currently does not believe a loss is probable, and as such no accrual has been recorded as of March 31, 2026. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and reasonably estimable. Refer to Note 18. Subsequent Events.
On March 11, 2026, a third party filed a complaint in the United States District Court for the Southern District of New York against a wholly owned subsidiary of the Company, alleging breach of contract and anticipatory repudiation under a Membership Interest Purchase Agreement (“MIPA”) executed in March 2023 which relates to the planned acquisition in a solar and battery storage project located in Montana. On March 12, 2026, the subsidiary filed a demand for arbitration with the American Arbitration Association arising from the same MIPA. The Company disputes the claims, believes arbitration is the appropriate forum, and is seeking to enforce the arbitration provisions of the parties’ agreements. As of March 31, 2026, no liability has been recorded in this matter. Any amounts asserted by the third party as payable under the MIPA are included in the Company’s membership interest purchase commitments disclosed in this note below. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and reasonably estimable.
On September 9, 2025, certain subsidiaries of the Company filed a Demand for Arbitration with the American Arbitration Association against an EPC contractor and its surety relating to module performance issues at a utility-scale solar photovoltaic project. The Company provided formal notice of claims to the EPC contractor, the module manufacturer, and other potentially responsible parties pursuant to applicable project agreements. The arbitration is pending, and a procedural schedule is in the process of being established, with hearings currently proposed for September 2027. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and reasonably estimable.
The Company may become involved in other legal proceedings, administrative proceedings, claims, or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of March 31, 2026, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its PPAs, permits, lease agreements, and other project documents as well as many of its loan agreements. As of March 31, 2026, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $193.8 million. As of March 31, 2026, no amounts have been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar, wind, and battery storage operating assets as well as the membership interests in various subsidiaries as collateral for the loans with maturity dates ranging from March 2027 through approximately March 2037.

Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.2 billion to complete construction of the facilities and payments under the agreements pursuant to all conditions being met under such agreements. Based upon current construction and payment schedules, the expectation is that these commitments will be fulfilled between 2026 and 2029. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one- to five-year rolling periods, over the terms of the PPAs. As of March 31, 2026, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Number of RECs
2026-2027	18
2027-2028	21
2028-2029	21
2029-2030	21
2030-2031	20
Thereafter	139
Total	240
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures governed by various agreements to which certain of the Company’s subsidiaries maybe a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $0.9 billion as of March 31, 2026. These guarantees will remain in effect through varying dates between September 15, 2029 and September 15, 2033. As of March 31, 2026, the Company is not aware of any events that could trigger a material obligation under these guarantees.
In 2025, the Company entered into a TCPA related to various solar projects in which the Company provided an unsecured guarantee for any indemnification obligation, which covers potential losses due to breaches of representations or covenants or disallowance or recapture of the transferred ITCs. The indemnity is capped at 120% of the face value of the transferred ITCs and is subject to a priority from recovery, first from a tax credit insurance policy, and then from the Class B Member. The Company’s guarantee remains in effect until the third quarter of 2033. As of March 31, 2026, the maximum amount of this guarantee is $57.9 million. The Company is not aware of any events that could trigger the Company’s obligation under this guarantee.

ASC 842 lease obligations
Maturities of the Company’s ASC 842 lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Operating Leases	Finance Leases
2026-2027	$10,899	$17
2027-2028	13,787	—
2028-2029	11,045	—
2029-2030	11,436	—
2030-2031	11,563	—
Thereafter	406,146	—
Total lease payments	464,876	17
Less: Imputed interest	(291,923)	—
Present value of lease liabilities	$172,953	$17
Non-ASC 842 lease obligations
The Company has also entered into certain long-term site control arrangements with landowners that are not within the scope of ASC 842 and therefore are not reflected as ROU assets or lease liabilities on the Company’s Consolidated Balance Sheets. Future minimum payments under the non-cancellable terms of these non-ASC 842 arrangements, are as follows for each of the next five years and thereafter:

(in thousands)
Period ended March 31,	Amount
2026-2027	$1,502
2027-2028	1,534
2028-2029	1,567
2029-2030	1,601
2030-2031	1,636
Thereafter	17,012
Total payments	$24,852
Refer to Note 4. Variable Interest Entities and Note 8. Debt for additional discussions of the Company’s commitments and contingencies.

Note 12. Related Parties
The Company provides, through GCM and GDEV Management Holdings LLC, investment management services to Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), GDEV I, GDEV II and GREC II. As a result, the Company records Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management revenue for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
GROZ:
Management fees	$73	$73
GDEV I:
Management fees	518	461
GDEV II:
Management fees	646	642
GREC II:
Management fees	952	1,163
Administrative fees	$102	$952
Management fees, Performance participation fees, and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management fees receivable as of March 31, 2026 and 2025:

(in thousands)	March 31, 2026	December 31, 2025
GROZ:
Management fees receivable	$24	$73
GREC II:
Management fees receivable	952	5,885
Administrative fee receivable(1)	$329	$3,901
(1)Includes amounts owed from GREC II of $0.1 million and $1.8 million related to administrative fees and $0.2 million and $2.1 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in the GREC II discussion below) as of March 31, 2026 and December 31, 2025, respectively.
Management fees, Performance participation fees, and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.

Note 13. Noncontrolling Interests and Redeemable Noncontrolling Interests
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
The following table presents the NCI attributable to Tax Equity Investors as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Redeemable NCI attributable to Tax Equity Investors	$—	$—
NCI attributable to Tax Equity Investors	$95,503	104,868
NCI attributable to other noncontrolling interest was $0.2 million as of both March 31, 2026 and December 31, 2025.
The following table presents the Net income (loss) attributable to NCI for Tax Equity Investors for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Net income (loss) attributable to NCI	$918	$(25,086)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Three months ended March 31,
	2026	2025
Contributions from Tax Equity Investors	$—	$2,362
Less: Syndication costs	422	242
Contributions from Tax Equity Investors, net	$(422)	$2,120

Distributions to Tax Equity Investors	$2,559	$3,811
Distributions to Tax Equity Investors, paid	$2,571	$5,071
As of March 31, 2026 and December 31, 2025, the Company had outstanding distributions payable to Tax Equity Investors of $1.0 million and $1.1 million, respectively, reported on the Consolidated Balance Sheet.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of March 31, 2026 and December 31, 2025, the NCI attributable to GDEV GP was $0.8 million and $1.2 million, respectively. Net income attributable to noncontrolling interests at GDEV GP for the three months ended March 31, 2026 was $0.4 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the for the three months ended March 31, 2025 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of March 31, 2026 and December 31, 2025, the NCI attributable to GDEV GP II was not material. Net income attributable to noncontrolling interests at GDEV GP II for the three months ended March 31, 2026 was $0.2 million. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three months ended March 31, 2025 was not material.
The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of March 31, 2026 and December 31, 2025, the NCI in GDEV Management Holdings LLC was $1.2 million and $1.6 million, respectively. Net loss attributable to noncontrolling interests at GDEV Management Holdings LLC for the three months ended March 31, 2026 was $0.5 million. Net income (loss) attributable to noncontrolling interests at GDEV Management Holdings LLC for the three months ended March 31, 2025 was immaterial.

Note 14. Equity
The following table is a summary of the shares issued, participating and repurchased for each class during the period and outstanding as of March 31, 2026:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2025	15,684	2,709	6,545	860	125,114	193	44,026	252	3,996	199,379
Shares repurchased during the period	(38)	—	(4)	—	(11)	—	—	—	—	(53)
Shares transferred during the period	—	—	—	—	17	—	(17)	—	—	—
Other capital activity	—	—	—	—	5	—	—	—	—	5
Shares outstanding as of March 31, 2026	15,646	2,709	6,541	860	125,125	193	44,009	252	3,996	199,331
As of March 31, 2026, none of the Company’s preferred shares were issued and outstanding.

Note 15. Share-based Compensation
Share-based compensation expense is recognized in Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized for the periods indicated below:

	Three months ended March 31,
(in thousands)	2026	2025
Restricted stock units	$1,538	$1,442
Cash-settled restricted stock units	—	(72)
Performance restricted stock units	237	255
Director's fees	20	46
GDEV incentive fees(1)	(165)	(404)
GDEV II incentive fees(1)	(472)	447
GDEV II special profits interest	—	5
GDEV Management Holdings LLC member interests	75	1,750
Total	$1,233	$3,469
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
Restricted Share Units
The following table provides a summary of the restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2025	2,589	$5.78
Forfeited	(122)	$5.90
Unvested balance as of March 31, 2026	2,467	$5.77
Unrecognized compensation expense related to restricted share units as of March 31, 2026 was $7.9 million, which the Company expects to recognize over a weighted average period of 1.32 years.
Performance Restricted Share Units
The following table provides a summary of performance restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2025	2,834	$4.82
Forfeited	(158)	$4.92
Unvested balance as of March 31, 2026	2,676	$4.81

Note 16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(27,326)	$(15,586)

Weighted average common shares outstanding used in computing net loss per share—basic	199,387	199,333
Weighted average common shares outstanding used in computing net loss per share—diluted	199,387	199,333

Net income (loss) per share—basic	$(0.14)	$(0.08)
Net income (loss) per share—diluted	$(0.14)	$(0.08)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts.
The effect of 5.1 million and 4.4 million shares related to the Company’s share-based compensation awards for the three months ended March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

Note 17. Segment Reporting
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
The following table presents the Company’s revenue by reportable operating segment:

	Three months ended March 31,
(in thousands)	2026	2025
Energy revenue	$34,305	$43,980
Other revenue	447	301
Contract amortization, net	(2,459)	2,921
Total IPP revenue	$32,293	$47,202

Investment Management revenue	$2,518	$3,260
Total net revenue	$34,811	$50,462

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
The Company's CODM evaluates the financial performance of each segment using operating income (loss), which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) amounts attributable to redeemable and nonredeemable noncontrolling interests; (v) unrealized gains and losses on financial instruments; and (vi) other income (loss). Additionally, the Company does not allocate the change in fair value of contingent consideration and certain share-based compensation expense to its reportable operating segments.
There have been no changes to the measurement methods of expenses or methods of allocating expenses to segments during 2026. Our CODM is not provided with total asset information by segment since we do not measure, evaluate the performance of, or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment. All Other reflects the Company’s General and administrative costs not directly attributable to the segments.
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	For the three months ended March 31, 2026
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$32,293	$2,518	$—	$34,811

Operating expenses
Direct operating costs(1) (2)	$17,334	$1,986	$—	$19,320
General and administrative(3)	2,831	1,153	8,078	12,062
Depreciation, amortization and accretion	15,656	1,175	—	16,831
Impairment of long-lived assets, net and termination costs	463	—	—	463
Total segment operating expense	$36,284	$4,314	$8,078	$48,676
Total segment operating income (loss)	$(3,991)	$(1,796)	$(8,078)	$(13,865)

Interest expense, net				$(12,072)
Change in fair value of investments, net				(5,745)
Income from sale-leaseback transfer of tax benefits				10,188
Other income, net				153

Loss before income taxes				$(21,341)

	For the three months ended March 31, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$47,202	$3,260	$—	$50,462

Operating expenses
Direct operating costs(1) (2)	$18,647	$5,264	$—	$23,911
General and administrative(3)	3,283	1,302	12,461	17,046
Depreciation, amortization and accretion	19,217	2,411	—	21,628
Impairment of long-lived assets, net and termination costs	13,665	—	—	13,665
Total segment operating expense	$54,812	$8,977	$12,461	$76,250
Total segment operating income (loss)	$(7,610)	$(5,717)	$(12,461)	$(25,788)

Interest expense, net				$(36,566)
Change in fair value of investments, net				990
Income from sale-leaseback transfer of tax benefits				10,188
Other income, net				148

Loss before income taxes				$(51,028)
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

Note 18. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements.
On April 13, 2026. Cider Solar Construction Owner LLC paid an aggregate payoff amount of approximately $80.2 million, consisting of $81.0 million of outstanding principal plus accrued interest through the payoff date, net of the return of unaccrued fees, resulting in the full repayment and termination of the loan. The Company used proceeds from the Cider Solar AcquisitionCo LLC tax equity bridge loan facility to finance the repayment of the Cider Solar Construction Owner LLC facility. Upon receipt of the payoff, all commitments under the loan agreement were terminated and all related liens on the related project assets were released. Refer to Note 8. Debt.
On April 16, 2026, the Chapter 7 trustee for EVCE filed an adversary complaint in the United States Bankruptcy Court for the District of Colorado against the Company and certain affiliates seeking recovery of amounts allegedly transferred to the Company prior to EVCE’s bankruptcy filing. The Company is evaluating the complaint and intends to respond; however, based on the information currently available, the Company does not believe the matter will have a significant impact on its financial statements. The Company intends to vigorously defend against the claims. Refer to Note 11. Commitments and Contingencies.
On April 29, 2026, the Company entered into an amendment to the GREC Warehouse Holdings I LLC revolving credit facility that extended the maturity date of the revolving loan facility to June 30, 2027 and reduced total lender commitments to $110.0 million for revolving loans and $15.0 million for letters of credit. As a result of the maturity extension, amounts outstanding under the GREC Warehouse Holdings I LLC revolving credit facility were classified within Long-term debt, net of current portion on the Consolidated Balance Sheets as of March 31, 2026. Refer to Note 8. Debt.
In April 2026, the Company granted approximately 2.2 million restricted share units as well as performance restricted share units covering up to 2.3 million P-I shares to certain employees under the Company’s 2023 Equity Incentive Plan. The Company has not yet determined the grant‑date fair values of these RSUs or PRSUs issued in April 2026. No adjustments were made to the consolidated financial statements.

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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2026, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.7 gigawatts (“GW”), which includes operating capacity of approximately 1.3 GW and pre-operational capacity of approximately 1.4 GW. As of March 31, 2026, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities in May 2022, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company suspended the SRP on September 23, 2023, except with respect to repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. The Company offered the SRP pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. The Company also suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.
For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1 — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
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
For a detailed description of our IPP and IM segments, see Part I, Item 1 — Business — Business Overview in our Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the SEC.
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
Overview
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
Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have historically benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, recent legislative and regulatory developments, including the enactment of the OBBBA and related executive actions in July 2025, have introduced new limitations and uncertainties regarding the availability and structure of certain clean energy tax credits.

In July 2025, the OBBBA was signed into law, which modified several pre-existing provisions of the Inflation Reduction Act of 2022 (“IRA”) and other laws, including the phase-out of certain clean energy tax credits. In order to be eligible for ITCs, solar facilities must be placed in service by December 31, 2027, unless construction begins before July 4, 2026, and must satisfy the prohibited foreign entity material assistance requirements, unless construction began before December 31, 2025. Regulatory developments in 2025 also affected the criteria for establishing the beginning of construction. Executive Order 14315 directed the Secretary of the Treasury to revise the applicable framework, and the IRS subsequently issued Notice 2025‑42, which eliminated the 5% safe harbor for solar projects larger than 1.5 MW and for all wind projects beginning construction on or after September 2, 2025. This change has required the Company to adjust its development and contracting practices to ensure that qualifying physical work is initiated in a timely manner. The four‑year continuity safe harbor remains available, subject to exceptions for excusable delays, and continues to influence the Company’s construction sequencing and risk management practices.
Collectively, these legislative and regulatory changes have introduced additional complexity into our project development and financing activities. We are continuing to evaluate their impact on our expected tax credit monetization, project‑level economics, and overall capital deployment strategy. Any inability to satisfy domestic content, FEOC, or beginning‑of‑construction requirements could reduce or eliminate the availability of federal tax credits for certain projects, which could adversely affect our financial condition, results of operations, and long‑term growth prospects.

The Company continues to assess the impacts of OBBBA, the above mentioned executive order and revised IRS guidance on the determination of the beginning of construction. While there have been no material impacts to the Company’s financial position or results of operations as of March 31, 2026, resulting from the change in law and revised IRS guidance, these changes may impact our ability to identify, develop, and source materials to construct future projects in a way that meets the new requirements established for the ITC framework.

U.S. Federal Incentives
Under the Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”), certain renewable energy and energy efficiency projects are eligible to recover capital investments through accelerated depreciation. Bonus depreciation under Section 168(k) of the Internal Revenue Code was subject to a phase‑down under prior law, with percentages scheduled to decline for property placed in service in successive years. However, the OBBBA restored 100% bonus depreciation and made it permanent for most qualifying property acquired and placed in service on or after January 20, 2025, allowing immediate expensing of the full cost of such property in the year it is placed in service. Property acquired (or under a binding contract) before January 20, 2025 generally remains subject to the earlier phase‑down schedule. Certain renewable energy assets and energy storage technologies may also qualify as five‑year property under MACRS for cost‑recovery purposes. These accelerated cost recovery provisions affect the timing of tax deductions for capital investments, enhancing cash flow and the economics of qualifying projects. Projects placed in service after this date may benefit from immediate expensing of capital costs, which could improve near-term cash flows and reduce taxable income. The Company is still evaluating the impact of this provision on its financial position and future project economics.
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
Investment Management revenue
The IM segment and the related revenue are driven by GCM’s investment management platform. These include management fees and incentives, performance-based fee revenue from current and future third-party funds managed by GCM as well as administrative revenue from certain of its managed funds through services performed by Greenbacker Administration.
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

Results of Operations
Three months ended March 31, 2026 and 2025
The following table presents the Company’s consolidated results of operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenue
Energy revenue	$34,305	$43,980	$(9,675)	(22.0)%
Investment Management revenue	2,518	3,260	(742)	(22.8)%
Other revenue	447	301	146	48.5%
Contract amortization, net	(2,459)	2,921	(5,380)	(184.2)%
Total net revenue	$34,811	$50,462	$(15,651)	(31.0)%

Operating expenses
Direct operating costs	19,320	23,911	(4,591)	(19.2)%
General and administrative	12,062	17,046	(4,984)	(29.2)%
Depreciation, amortization and accretion	16,831	21,628	(4,797)	(22.2)%
Impairment of long-lived assets, net and termination costs	463	13,665	(13,202)	(96.6)%
Total operating expenses	48,676	76,250	(27,574)	(36.2)%

Operating loss	(13,865)	(25,788)	11,923	46.2%

Interest expense, net	(12,072)	(36,566)	24,494	67.0%
Change in fair value of investments, net	(5,745)	990	(6,735)	680.3%
Income from sale-leaseback transfer of tax benefits	10,188	10,188	—	—%
Other income, net	153	148	5	NM

Loss before income taxes	(21,341)	(51,028)	29,687	58.2%
Income tax (expense) benefit	(6,173)	10,374	(16,547)	159.5%
Net loss	$(27,514)	$(40,654)	$13,140	32.3%
Less: Net loss attributable to noncontrolling interests	(188)	(25,068)	24,880	99.3%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(27,326)	$(15,586)	$(11,740)	(75.3)%

The following table presents a discussion of the Company’s results of operations for each segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(dollars in thousands)	2026				2025
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$34,305	$—	$—	$34,305	$43,980	$—	$—	$43,980
Investment Management revenue	—	2,518	—	2,518	—	3,260	—	3,260
Other revenue	447	—	—	447	301	—	—	301
Operating revenue	$34,752	$2,518	$—	$37,270	$44,281	$3,260	$—	$47,541
Contract amortization, net	(2,459)	—	—	(2,459)	2,921	—	—	2,921
Total net revenue	$32,293	$2,518	$—	$34,811	$47,202	$3,260	$—	$50,462

Operating expenses
Direct operating costs	$17,334	$1,986	$—	$19,320	$18,647	$5,264	$—	$23,911
General and administrative	2,831	1,153	8,078	12,062	3,283	1,302	12,461	17,046
Depreciation, amortization and accretion	15,656	1,175	—	16,831	19,217	2,411	—	21,628
Impairment of long-lived assets, net and termination costs	463	—	—	463	13,665	—	—	13,665
Total operating expenses	$36,284	$4,314	$8,078	$48,676	$54,812	$8,977	$12,461	$76,250

Operating income (loss)	$(3,991)	$(1,796)	$(8,078)	$(13,865)	$(7,610)	$(5,717)	$(12,461)	$(25,788)
Operating income (loss) margin(1)	(12)%	(71)%	N/A	(40)%	(16)%	(175)%	N/A	(51)%

Segment adjusted EBITDA(2)	$15,289	$(1,050)	$(3,594)	$10,645	$22,515	$(689)	$(7,378)	$14,448
Segment adjusted EBITDA margin(3)	44%	(42)%	N/A	29%	51%	(21)%	N/A	30%
(1)Operating income (loss) margin is calculated by dividing Operating income (loss) by Total net revenue.
(2)See below for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part I — Item 1 – Note 17. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.
(3)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended March 31,
(in thousands)	2026	2025
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$15,289	$22,515
IM Adjusted EBITDA	(1,050)	(689)
Total Segment Adjusted EBITDA	$14,239	$21,826

Reconciliation:
Total Segment Adjusted EBITDA	$14,239	$21,826
Unallocated corporate expenses	(3,594)	(7,378)
Total Adjusted EBITDA	$10,645	$14,448

Add (less):
Share-based compensation expense	1,233	3,469
(Gain) loss on asset disposition	205	13
Impairment of long-lived assets, net and termination costs	463	13,665
Depreciation, amortization and accretion(1)	19,470	18,804
Non-recurring professional services and legal fees	2,045	1,689
Non-recurring salaries and personnel related expenses(2)	1,094	2,596
Operating loss	$(13,865)	$(25,788)

Interest expense, net	(12,072)	(36,566)
Change in fair value of investments, net	(5,745)	990
Income from sale-leaseback transfer of tax benefits	10,188	10,188
Other income (expense), net	153	148
Loss before income taxes	$(21,341)	$(51,028)

(Provision for) benefit from income taxes	(6,173)	10,374
Net loss	$(27,514)	$(40,654)

Less: Net loss attributable to noncontrolling interests	(188)	(25,068)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(27,326)	$(15,586)
1.Includes contract amortization, net in the amount of $2.5 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
2.Non-recurring salaries and personnel related expenses include costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these costs as incurred.
Refer to Part I — Item 1 – Note 17. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $34.3 million for the three months ended March 31, 2026, a decrease of $9.7 million, or 22.0%, compared to the same period in 2025. The decrease was driven by decreases in PPA and REC revenue generated by the Company’s operating renewable energy projects primarily due to the divestiture of certain projects. PPA revenue is also impacted by the underlying availability of the natural resource (i.e., solar or wind) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $11.0 million of Energy revenue from PPAs, a decrease of $6.2 million, or 36.1%, and the Company’s operating wind fleet generated $19.2 million of Energy revenue from PPAs, an increase of $0.2 million, or 1.3%, for the three months ended March 31, 2026 compared to the same period in 2025. The overall decrease of $6.0 million in combined solar and wind PPA revenue was primarily driven by the sale of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco as well as decreased production at certain solar sites that experienced fires during 2025 and have not yet returned to full operations as of March 31, 2026. The overall decrease in REC and other incentive revenue of $1.4 million for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the sale of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco.
The Company’s operating solar fleet includes 166 operating assets comprising 950 MW of capacity as of March 31, 2026, a decrease of 174 operating assets and 263 MW of capacity compared to March 31, 2025. Total production was 0.1 million MWh for the three months ended March 31, 2026, a decrease of 0.2 million MWh, or 59.7%, compared to the same period for 2025. The decrease in production and assets was primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of March 31, 2026, a decrease of 2 operating assets and 17 MW of capacity compared to March 31, 2025. Total production was 0.3 million MWh for the three months ended March 31, 2026, a decrease of 0.1 million MWh, or 13.0%, compared to the same period for 2025. The decrease in production and assets was due to the sale of assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025. The decrease in production was also due to less favorable wind resource condition during the three months ended March 31, 2026.
The following table presents summary statistics on the IPP fleet as of March 31, 2026 and 2025:

Portfolio Metrics	March 31, 2026	March 31, 2025	Total Change(1)	Total Change as %
Power production capacity of operating fleet (MW)	1,336	1,614	(278)	(17)%
Power-generating capacity of pre-operational fleet (MW)	1,364	1,426	(62)	(4)%
Total power-generating capacity of fleet (MW)	2,700	3,041	(341)	(11)%
Total number of fleet assets	220	407	(187)	(46)%
(1) Total change in the power production capacity of the operating IPP fleet for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 includes 305 MW of total operating IPP fleet sold during 2025, which included 184 fleet assets.
The Company produced approximately 0.4 million MWh of total power during the three months ended March 31, 2026, a year-over-year decrease of 34% primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025.

The following table presents the Company’s operating fleet production by asset type for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
MWh by Technology(1)	2026	2025	% Change
Solar	123,899	307,154	(60)%
Wind	321,042	368,957	(13)%
Total	444,941	676,111	(34)%
(1) Production for the three months ended March 31, 2025 includes 64,312 MWh of solar production attributable to solar assets sold during 2025 and 8,722 MWh of wind production attributable to wind assets sold during 2025.
Other revenue - IPP
Other revenue from the IPP segment was $0.4 million for the three months ended March 31, 2026, representing an increase of $0.1 million, or 48.5%, compared to the same period in 2025. This increase was primarily driven by an increase in dividend income.
Contract amortization, net - IPP
The Company recognized an expense of $2.5 million of Contract amortization, net from the IPP segment during the three months ended March 31, 2026, representing an increase of $5.4 million, or 184.2%, compared to the same period in 2025, when the Company recorded income of $2.9 million. This change was primarily attributable to the derecognition of two PPAs and one REC out-of-market contract following the termination of these contracts in 2025, partially offset by amortization associated with assets sold during 2025.
Direct operating costs - IPP

	For the three months ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Operations and maintenance	$6,535	$7,302	$(767)	(10.5)%
Property taxes, insurance and site lease	7,780	8,163	(383)	(4.7)%
Salaries and benefits, professional fees and other	3,020	3,182	(162)	(5.1)%
Direct operating costs - IPP	$17,335	$18,647	$(1,312)	(7.0)%
Direct operating costs from the IPP segment were $17.3 million for the three months ended March 31, 2026, representing a decrease of $1.3 million, or 7.0%, compared to the same period in 2025. The decrease was primarily driven by the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025 leading to lower overall operating costs within the IPP segment, partially offset by increases in certain costs for the remaining assets.
General and administrative - IPP
General and administrative expense for the IPP segment was $2.8 million for the three months ended March 31, 2026, a decrease of $0.5 million, or 13.8%, compared to the same period in 2025. The decrease in General and administrative expense is primarily related to an overall decrease in salary and compensation expense due to the lower headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $15.7 million for the three months ended March 31, 2026, a decrease of $3.6 million, or 18.5%, compared to the same period in 2025. The decrease was primarily related to the impacts of the sales of the assets of GREC Entity HoldCo, Celadon Manager LLC, and Dogwood Manager LLC during 2025.
Impairment of long-lived assets, net and termination costs
Impairment of long-lived assets, net and termination costs in the IPP segment was $0.5 million for the three months ended March 31, 2026 which cost related to miscellaneous write offs for previously sold projects. During the three months ended March 31, 2025, the Company recognized impairment losses of $13.7 million, of which $12.7 million was associated with two operational wind projects and six development-stage solar projects. The remaining $1.0 million consisted of termination fees associated with the failure of a project to achieve commercial operations by the contractually required date.

Investment Management
Revenue
Revenue from the IM segment was $2.5 million for the three months ended March 31, 2026, a decrease of $0.7 million or 22.8%, compared to the same period in 2025. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II for management and administration fees due to a lower aggregate net asset value for GREC II used to calculate monthly fee rates.
Direct operating costs – IM
Direct operating costs of the IM segment were $2.0 million for the three months ended March 31, 2026, a decrease of $3.3 million, or 62.3%, compared to the same period in 2025. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment.
General and administrative expense for the IM segment was $1.2 million for the three months ended March 31, 2026, a decrease of $0.1 million or 11.4%, compared to the same period in 2025. The decrease in General and administrative expense was primarily driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount and lower share-based compensation expense related to GDEV II incentive units.
Corporate
General and administrative
General and administrative expense for Corporate was $8.1 million for the three months ended March 31, 2026, a decrease of $4.4 million, or 35.2%, compared to the same period in 2025. The decrease was primarily driven by a decrease in salary and related compensation driven by lower headcount.
Non-operating income and expense
Interest expense, net
Interest expense, net was $12.1 million for the three months ended March 31, 2026, compared to $36.6 million for the same period in 2025. The decrease in expense is primarily driven by 1) favorable changes in the fair value of the interest rate swaps due to more favorable forward rate curves, and 2) more capitalized interest expense related to the under-construction Cider project. These are partially offset by 1) a decrease in interest rate swap income due to the Company having less swap arrangements and changing interest rates, and 2) an increase in debt-related interest expense due to larger debt balances.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $5.7 million for the three months ended March 31, 2026, compared to a gain of $1.0 million in the same period in 2025. The loss in the current year period was primarily related to a decrease in the fair value of the Company’s investment in Aurora Solar due to a change in forecasted distributions from the tax equity partnership in which Aurora Solar is the managing member.
Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $10.2 million for the three months ended March 31, 2026, the same amount recorded for the same period in 2025. The income is driven by the recognition of deferred income from the transfer of tax credits related to the Company’s three sale leaseback financings. The Company recognizes deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. Refer to Part I — Item 1 – Note 8. Debt for more information.
Income tax (expense) benefit
Income tax (expense) benefit was an expense of $6.2 million for the three months ended March 31, 2026, compared to a benefit of $10.4 million for the same period in 2025, primarily due to a change in the estimated annual effective tax rate driven by the forecasted NCI income (loss) allocations and changes in the valuation allowance.

Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests was $0.2 million for the three months ended March 31, 2026, compared to $25.1 million for the same period in 2025. The decrease was primarily due to lower allocation of nonrecurring tax benefits to certain tax equity partners as well as the impact of contractual provisions governing the timing of tax benefits used in determining the tax equity partners’ returns.
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
The Company defines Adjusted EBITDA as net income (loss) before: (i) interest expense; (ii) income taxes; (iii) depreciation expense; (iv) amortization expense (including contract amortization); (v) accretion expense; (vi) impairment of long-lived assets; (vii) amounts attributable to our redeemable and nonredeemable noncontrolling interests; (viii) unrealized gains and losses on financial instruments; (ix) gains and losses for asset dispositions; (x) other income (loss); and (xi) foreign currency gain (loss). Additionally, the Company further adjusts for the following items described below:
•Share-based compensation is excluded from Adjusted EBITDA as it is different from other forms of compensation as it is a non-cash expense and is highly variable. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a share-based compensation valuation methodology and underlying assumptions that may vary over time.
•Costs associated with new investment strategies are excluded from Adjusted EBITDA. The Company evaluates new investment strategies on a regular basis and excludes start-up cost from Adjusted EBITDA until such time as a new strategy is determined to form part of the Company’s core investment management business.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	For the three months ended March 31,
(in thousands)	2026	2025
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(27,326)	$(15,586)
Add back or (deduct) the following:
Net loss attributable to noncontrolling interests	(188)	(25,068)
(Benefit) expense from income taxes	6,173	(10,374)
Interest (income) expense, net	12,072	36,566
Depreciation, amortization and accretion(1)	19,470	18,804
EBITDA	$10,201	$4,342
Add back or (deduct) the following:
Share-based compensation expense	1,233	3,469
Change in fair value of investments, net	5,745	(990)
Income from sale-leaseback transfer of tax benefits	(10,188)	(10,188)
Other expense (income), net	(153)	(148)
Loss on asset disposition	205	13
Impairment of long-lived assets, net and termination costs	463	13,665
Non-recurring professional services and legal fees	2,045	1,689
Non-recurring salaries and personnel related expenses(2)	1,094	2,596
Adjusted EBITDA	$10,645	$14,448
Cash portion of interest expense	(6,292)	(9,408)
Distributions to tax equity investors	(2,559)	(3,811)
FFO	$1,794	$1,229
(1)Includes contract amortization, net in the amount of $2.5 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring salaries and personnel related expenses include costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these costs as incurred.

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations, borrowings under its existing financing sources and future debt and equity financing. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures. The Company’s short-term cash requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to repurchase our common shares pursuant to our SRP in connection with the death, disability or determination of incompetence of a shareholder. We also have a pipeline of currently contracted and potential future development, construction and acquisition projects, which may require short-term funding. The Company’s long-term liquidity needs consist of funds necessary to repay debt and other financing obligations, and to acquire, construct and develop renewable energy and energy efficiency projects.
The Company’s primary sources of liquidity include corporate-level credit facilities or other secured and unsecured borrowings as well as the issuance of equity and debt securities, as appropriate given market conditions. The Company expect to utilize project‑level financing arrangements as needed, including joint venture structures, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, leases and sale and leaseback transactions, and other secured or unsecured arrangements. Additional sources of capital may include tax equity financings, proceeds from the sale of tax credits, governmental grants, and proceeds from asset sales. There can be no guarantee, however, that financing will be available on acceptable terms or at all.
As of March 31, 2026 and December 31, 2025, the Company had $50.7 million and $66.6 million, respectively, in Cash and cash equivalents and $8.2 million and $18.6 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and/or (2) enter into new financing arrangements.
The Company remains focused on maintaining liquidity and financial flexibility and continues to monitor the capital and credit markets and its ability to finance the needs of its operating, financing and investment activity. If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to fund and continue our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.
Debt Outstanding
We supplement our equity capital through the use of borrowings both at the corporate level and the project level. As of March 31, 2026 and December 31, 2025, the Company had $1.3 billion and $1.3 billion, respectively, in outstanding debt. The Company has $199.2 million of revolver capacity available to draw on its existing debt facilities as of March 31, 2026. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 2.59% as of March 31, 2026.
As of March 31, 2026, the Company’s net leverage ratio met the requirement for the borrowings as defined in the terms of the credit facilities. The Company did not have any events of default under its debt agreements. Refer to Part I — Item 1 — Note 8. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information on borrowings.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$5,295	$(9,632)
Net cash used in investing activities	(48,730)	(29,024)
Net cash provided by financing activities	16,876	14,385
Net decrease in Cash, cash equivalents and Restricted cash	$(26,559)	$(24,271)

Operating Activities
Net cash provided by operating activities was $5.3 million for the three months ended March 31, 2026, an increase of $14.9 million, compared to the net cash used of $9.6 million for the three months ended March 31, 2025. Excluding the impact of non-cash items, the increase in cash provided by operating activities was largely attributable to a decrease in accounts receivable resulting from collections of investment management revenue from GREC II.
Investing Activities
Net cash used in investing activities was $48.7 million for the three months ended March 31, 2026, an increase in cash used of $19.7 million, compared to $29.0 million for the three months ended March 31, 2025. The increase in net cash used in investing activities was primarily due to higher payments made for ongoing construction projects of $22.2 million during the three months ended March 31, 2026, driven mainly by capital expenditures related to the Cider project, expenditures associated with a wind repowering project, and expenditures incurred to replace damaged equipment at a project. This was offset by insurance proceeds received related to damaged equipment for certain projects.
Financing Activities
Net cash provided by financing activities was $16.9 million for the three months ended March 31, 2026, an increase of $2.5 million, compared to $14.4 million for the three months ended March 31, 2025. The increase in net cash provided by financing activities was primarily due to an increase in cash proceeds on borrowings of $46.5 million and a decrease in distributions to noncontrolling interests of $2.5 million. This was offset by an increase in payments on borrowings of $42.4 million, lower contributions from noncontrolling interests of $2.1 million, and higher buyouts of noncontrolling interests of $2.0 million.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. The following table summarizes the Company’s contractual obligations related to debt and leases. Refer to Part I — Item 1 — Note 8. Debt and Note 11. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for more information.

	By Remaining Maturity at March 31,
	2026
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$27,710	$762,822	$199,411	$331,463	$1,321,406
Operating leases	10,899	24,832	22,999	406,146	464,876
Other commitments	1,502	3,101	3,237	17,012	24,852
Total	$40,111	$790,755	$225,647	$754,621	$1,811,134
The Company has additional commitments and guarantees, including letters of credit, pledges of collateral and unsecured guarantees of loans to subsidiaries, investments-to-be-constructed assets and membership interest purchase commitments, PPAs, REC commitments and pledges of parent company guarantees. Refer to Part I — Item 1 — Note 4. Variable Interest Entities, Note 10. Income Taxes and Note 11. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Share Repurchase Program
In 2023, the Board of Directors approved the suspension of the SRP, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. A shareholder was required to hold his or her shares for a minimum of one year before he or she could participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.

Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded loan commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments, or we will be required to perform under the guarantee obligations. Refer to Part I — Item 1 — Note 4. Variable Interest Entities, Note 11. Commitments and Contingencies and Note 13. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (unaudited) in this Quarterly Report for further details.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are detailed in Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.
Recently Issued Accounting Pronouncements
Refer to Part I — Item 1 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (unaudited) in this Quarterly Report for a discussion of recently issued accounting pronouncements.

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
Credit Risk
Credit risk represents the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company seeks to mitigate this risk by maintaining a diversified portfolio of counterparties and by entering into contracts with high-credit-quality counterparties. Nevertheless, unanticipated credit losses could occur, which could adversely impact the Company’s operating results and the amount and timing of expected cash flows. The Company enters into derivative instruments such as interest rate swaps to manage its variable interest rate risk. Refer to Part I — Item 1 — Note 9. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited). Based on the credit ratings of the counterparties, the Company believes that its exposure to credit risk arising from potential nonperformance under these interest rate swap contracts is insignificant.

Changes in Market Interest Rates
In addition to other sources of financing, the Company uses variable rate debt to finance its operations, which exposes the Company to fluctuations in market interest rates. The Company’s long-term debt instruments subject it to the risk of loss associated with movements in interest rates. To manage this exposure, the Company enters into derivative instruments, including interest rate swaps. These interest rate swaps are not designated as hedging instruments for accounting purposes. When considered together with the Company’s variable‑rate debt, the interest rate swap contracts economically reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations. Refer to Part I — Item 1 — Note 9. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited). The Company performed a sensitivity analysis to evaluate its exposure to changes in market interest rates, taking into account its outstanding variable-rate debt and interest rate swap agreements as of March 31, 2026. Based on this analysis, a hypothetical 1.0% increase or decrease in market interest rates would result in an approximately $79.4 million change in the fair value of the Company’s interest rate derivative instruments. Because these swaps are not designated as hedging instruments, changes in their fair value are recognized in earnings and may result in volatility in the Company’s results of operations. As of March 31, 2026, the fair value of the Company’s long-term debt approximated its carrying value of $1.3 billion. The Company remains in compliance with all financial covenants under its debt agreements.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 11, 2026, a third party filed a complaint in the United States District Court for the Southern District of New York against a wholly owned subsidiary of the Company, alleging breach of contract and anticipatory repudiation under a membership interest purchase agreement executed in March 2023 related to the planned acquisition of a solar and battery storage project located in Montana. The complaint seeks, among other things, certain monetary damages plus declaratory relief that the plaintiff is not obligated to arbitrate the dispute. On March 12, 2026, the subsidiary filed a demand for arbitration with the American Arbitration Association arising from the same agreement. The Company disputes the allegations, believes that arbitration is the appropriate forum for resolution, and is seeking to enforce the arbitration provisions contained in the parties’ agreements.
On April 16, 2026, the Chapter 7 trustee for EVCE filed an adversary complaint in the United States Bankruptcy Court for the District of Colorado against the Company and certain affiliates seeking recovery of amounts allegedly transferred to the Company prior to EVCE’s bankruptcy filing. The Company will respond to the complaint and intends to vigorously defend against the claims.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
For the three months ended March 31, 2026, the Company repurchased 37.9 thousand Class A shares, 55 Class C shares, 3.5 thousand Class I shares, nil Class P-A shares, 11.3 thousand Class P-I shares, nil Class P-D shares, nil Class P-S shares and nil Class P-T shares at a total purchase price of $0.1 million for Class A shares, an immaterial amount for Class C shares, $11.2 thousand for Class I shares, nil for Class P-A shares, $48.2 thousand for Class P-I shares, and nil for Class P-S shares and nil for Class P-T shares, respectively. All repurchases were made pursuant to the Company’s share repurchase program (“SRP”) which has been suspended since 2023 except in connection with the death, disability or determination of incompetence of a shareholder.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended March 31, 2026 pursuant to the Company’s SRP:

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2026	53	$3.85	53	9,769

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
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 13, 2026, formatted in inline XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: May 13, 2026	By	/s/ Daniel de Boer
Daniel de Boer Chief Executive Officer principal executive officer

Date: May 13, 2026	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer