Form 10-Q
period 2026-06-30
Greenbacker Renewable Energy Co LLC
filed 2026-08-12
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2026, the registrant had 199,536,636 shares of common interests, $0.001 par value, outstanding.

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

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I, LP (B)
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GDEV OYA Lender	GDEV OYA Lender LLC
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC, a wholly-owned subsidiary of GREC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit

kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Unit Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt hours
NAV	Net asset value
NCI	Noncontrolling interests
OBBBA	One Big Beautiful Bill Act of 2025
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standards
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCPA	Tax Credit Purchase Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

Forward-Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “continue,” “intend,” “evaluate,” “expect,” “likely,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “assume,” “forecast.” “future,” “plan,” “potential,” “predict,” “project,” “target” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. Readers are advised to consult any additional disclosures that we may make directly or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•the ability to complete the proposed merger (the “Merger”) with MN8 Energy Holdings LLC (“MN8”) on the anticipated timeline or at all, including the ability to obtain the required approval of the Company’s shareholders and the required regulatory approvals and to satisfy the other conditions to the completion of the Merger;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement and Plan of Merger with MN8 and certain affiliated entities, pursuant to which the Company will become a wholly owned subsidiary of MN8, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by the Company’s shareholders (the “Merger Agreement”);
•the effects of the announcement or pendency of the Merger on the Company’s business, financial results and operations, including the ability to attract, motivate or retain key personnel, the ability to maintain relationships with customers, lenders, project developers and other business partners, and the diversion of management’s attention from ongoing business operations;
•the restrictions on the conduct of the Company’s business during the pendency of the Merger under the terms of the Merger Agreement;
•the risk that the anticipated benefits of the Merger, including any expected growth opportunities, cost savings, synergies or other strategic benefits, may not be fully realized or may take longer to realize than expected, including as a result of difficulties in integrating the businesses of the Company and MN8;
•the lack of a public trading market for, and the transfer restrictions applicable to, the common units of MN8 that shareholders may receive as merger consideration, and the uncertainty regarding the value of such units;
•the risk that MN8 may not consummate a liquidity event following the Merger, and that, even if it does, holders of MN8 common units may not realize the liquidity or return on investment they expect;
•the outcome of any legal proceedings that may be instituted against the Company or its directors in connection with the Merger;
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

•the ability to complete the under-construction renewable energy projects that we acquire;
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
v

•the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;
•risks associated with litigation and investigation or enforcement actions by regulators;
•fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,417	$66,637
Restricted cash, current	23,756	18,592
Accounts receivable, net	23,755	32,743
Other receivables	9,038	11,941
Prepaid expenses	15,981	16,196
Derivative assets, current	16,619	12,875
Other current assets	3,458	6,395
Total current assets	143,024	165,379
Noncurrent assets:
Restricted cash	2,251	2,114
Property, plant and equipment, net	2,365,788	2,329,035
Intangible assets, net	247,492	255,940
Operating right-of-use asset, net	162,065	164,332
Investments, at fair value	68,225	73,353
Derivative assets	62,545	61,752
Other noncurrent assets	25,878	26,615
Total noncurrent assets	2,934,244	2,913,141
Total assets	$3,077,268	$3,078,520
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$64,720	$55,025
Contingent consideration, current	1,431	1,315
Current portion of long-term debt	25,125	24,056
Current portion of failed sale-leaseback financing and deferred ITC gain	46,251	46,131
Other current liabilities	6,547	4,732
Total current liabilities	144,074	131,259
Noncurrent liabilities:
Long-term debt, net of current portion	1,320,177	1,247,771
Failed sale-leaseback financing and deferred ITC gain, net of current portion	164,204	173,487
Deferred tax liabilities, net	28,938	24,606
Operating lease liabilities	169,617	173,103
Out-of-market contracts, net	135,428	139,808
Other noncurrent liabilities	50,398	52,586
Total noncurrent liabilities	1,868,762	1,811,361
Total liabilities	$2,012,836	$1,942,620
Commitments and contingencies (Note 11. Commitments and Contingencies)
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,284 and 199,379 issued and outstanding as of 2026 and 2025, respectively	199	199
Additional paid-in capital	1,788,591	1,779,303
Accumulated deficit	(793,218)	(777,258)
Accumulated other comprehensive income	24,958	26,547
Noncontrolling interests	43,902	107,109
Total equity	1,064,432	1,135,900
Total liabilities and equity	$3,077,268	$3,078,520
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Energy revenue	$39,303	$50,100	$73,608	$94,080
Investment Management revenue	4,373	2,286	6,891	5,546
Other revenue	924	1,290	1,371	1,591
Contract amortization, net	(2,715)	(3,067)	(5,174)	(146)
Total net revenue	$41,885	$50,609	$76,696	$101,071

Operating expenses
Direct operating costs	20,587	24,754	39,702	48,652
General and administrative	13,765	10,342	25,827	27,388
Change in fair value of contingent consideration	—	(300)	—	(300)
Depreciation, amortization and accretion	16,194	18,879	33,025	40,507
(Gain) loss on asset disposition	(1,789)	13,801	(1,584)	13,814
Impairment of long-lived assets, net and termination costs	26,942	4,980	27,405	18,645
Total operating expenses	75,699	72,456	124,375	148,706

Operating loss	(33,814)	(21,847)	(47,679)	(47,635)

Interest expense, net	(4,325)	(25,900)	(16,397)	(62,466)
Change in fair value of investments, net	617	(652)	(5,128)	338
Income from sale-leaseback transfer of tax benefits	—	—	10,188	10,188
Gain on liability extinguishment	—	15,417	—	15,417
Other income (expense), net	(1,236)	646	(1,083)	794

Loss before income taxes	(38,758)	(32,336)	(60,099)	(83,364)
Income tax (expense) benefit	998	(3,317)	(5,175)	7,057
Net loss	$(37,760)	$(35,653)	$(65,274)	$(76,307)
Less: Net loss attributable to noncontrolling interests	(49,080)	(1,985)	(49,268)	(27,053)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$11,320	$(33,668)	$(16,006)	$(49,254)

Earnings per share
Basic	$0.06	$(0.17)	$(0.08)	$(0.25)
Diluted	$0.06	$(0.17)	$(0.08)	$(0.25)

Weighted average shares outstanding
Basic	199,271	199,192	199,328	199,262
Diluted	201,000	199,192	199,328	199,262
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(37,760)	$(35,653)	$(65,274)	$(76,307)

Other comprehensive loss, net of tax
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	(794)	(1,576)	(1,589)	(2,823)
Total other comprehensive income (loss), net of tax	$(794)	$(1,576)	$(1,589)	$(2,823)

Comprehensive loss	(38,554)	(37,229)	(66,863)	(79,130)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(49,080)	(1,985)	(49,268)	(27,053)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$10,526	$(35,244)	$(17,595)	$(52,077)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
Balances as of March 31, 2026	199,331	$199	$1,786,346	$(804,276)	$25,752	$96,533	$1,104,554
Repurchases of common shares	(52)	—	(278)	—	—	—	(278)
Deferred shareholder servicing fees	—	—	—	(262)	—	—	(262)
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(794)	—	(794)
Syndication costs	—	—	—	—	—	184	184
Distributions to noncontrolling interests	—	—	—	—	—	(3,811)	(3,811)
Share-based compensation expense	5	—	2,523	—	—	76	2,599
Net income (loss)	—	—	—	11,320	—	(49,080)	(37,760)
Balances as of June 30, 2026	199,284	$199	$1,788,591	$(793,218)	$24,958	$43,902	$1,064,432
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
Balances as of December 31, 2025	199,379	$199	$1,779,303	$(777,258)	$26,547	$107,109	$1,135,900
Repurchases of common shares	(105)	—	(482)	—	—	—	(482)
Deferred shareholder servicing fees	—	—	—	46	—	—	46
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(1,589)	—	(1,589)
Buyout of noncontrolling interests	—	—	5,452	—	—	(7,482)	(2,030)
Syndication costs	—	—	—	—	—	(238)	(238)
Distributions to noncontrolling interests	—	—	—	—	—	(6,370)	(6,370)
Share-based compensation expense	10	—	4,318	—	—	151	4,469
Net income (loss)	—	—	—	(16,006)	—	(49,268)	(65,274)
Balances as of June 30, 2026	199,284	$199	$1,788,591	$(793,218)	$24,958	$43,902	$1,064,432
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of March 31, 2025	199,176	$199	$1,774,330	$(600,317)	$33,690	$90,060	$1,297,962	$1,851
Repurchases of common shares	(55)	—	(256)	—	—	—	(256)	—
Deferred shareholder servicing fees	—	—	—	(1)	—	—	(1)	—
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(1,576)	—	(1,576)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	10,040	10,040	—
Distributions to noncontrolling interests	—	—	—	—	—	(18,324)	(18,324)	(74)
Buyout of noncontrolling interests	—	—	4,309	—	—	(6,923)	(2,614)	—
Share-based compensation expense	8	—	1,112	—	—	82	1,194	—
Net income (loss)	—	—	—	(33,668)	—	(1,985)	(35,653)	—
Balances as of June 30, 2025	199,129	$199	$1,779,495	$(633,986)	$32,114	$72,950	$1,250,772	$1,777
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(in thousands)
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	199	1,773,758	(584,733)	34,937	115,057	$1,339,218	$1,851
Repurchases of common shares	(194)	—	(1,427)	—	—	—	(1,427)	—
Deferred shareholder servicing fees	—	—	—	1	—	—	1	—
Amortization on derivatives previously designated as hedges and other changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(2,823)	—	(2,823)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,172	12,172	—
Distributions to noncontrolling interests	—	—	—	—	—	(22,135)	(22,135)	(74)
Buyout of noncontrolling interests	—	—	4,309	—	—	(6,923)	(2,614)	—
Share-based compensation expense	(3)	—	2,855	—	—	1,832	4,687	—
Net income (loss)	—	—	—	(49,254)	—	(27,053)	(76,307)	—
Balances as of June 30, 2025	199,129	$199	$1,779,495	$(633,986)	$32,114	$72,950	$1,250,772	$1,777
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(65,274)	$(76,307)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation, amortization and accretion	38,199	40,653
Impairment of long-lived assets, net	27,405	17,645
(Gain) loss on asset disposition	(1,584)	13,814
Gain on liability extinguishment	—	(15,417)
Share-based compensation expense	3,637	4,002
Amortization of financing costs and debt discounts	2,864	5,965
Amortization of interest rate swap contracts	(2,198)	(3,173)
Change in fair value of interest rate swaps, net	(7,187)	34,122
Change in fair value of investments, net	5,128	(338)
Deferred income taxes	5,175	(7,057)
Interest expense on failed sale-leaseback financing and deferred ITC gain	2,450	3,161
Income from sale-leaseback transfer of tax benefits	(10,188)	(10,188)
Loss on debt extinguishment	3,579	—
Other	3,589	1,347
Changes in operating assets and liabilities:
Accounts receivable	8,695	(7,722)
Current and noncurrent derivative assets	(94)	2,112
Other current and noncurrent assets	(2,472)	5,050
Accounts payable and accrued expenses	1,266	(9,897)
Operating lease liabilities	(595)	(1,314)
Other current and noncurrent liabilities	245	13,607
Net cash provided by operating activities	12,640	10,065

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(87,525)	(212,377)
Proceeds from sale of assets	1,517	44,472
Insurance proceeds for damaged equipment	2,910	—
Other investing activities	—	161
Net cash used in investing activities	(83,098)	(167,744)

Cash Flows from Financing Activities
Repurchases of common shares	(1,067)	(1,959)
Deferred shareholder servicing fees	(743)	(1,318)
Contributions from noncontrolling interests, net	—	12,172
Distributions to noncontrolling interests	(5,932)	(23,542)
Buyout of noncontrolling interests	(2,030)	(2,614)
Proceeds from borrowings	262,622	230,480
Payments on borrowings	(190,829)	(101,395)
Payments on failed sale-leaseback	(1,530)	(1,339)
Other capital activity	(952)	(616)
Net cash provided by financing activities	59,539	109,869
Net decrease in Cash, cash equivalents and Restricted cash	(10,919)	(47,810)
Cash, cash equivalents and Restricted cash at beginning of period	87,343	161,588
Cash, cash equivalents and Restricted cash at end of period	$76,424	$113,778
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Notes to the Consolidated Financial Statements (unaudited) were prepared as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of June 30, 2026, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.7 gigawatts (“GW”), which includes operating capacity of approximately 1.3 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects in the IPP segment during the year ended December 31, 2025. As of June 30, 2026, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all of its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”), which includes GCM and other related entities, all of which are wholly owned subsidiaries of GREC, pursuant to the management internalization transaction completed in 2022 (“the Acquisition”). The Company’s fiscal year-end is December 31.

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
Interim Financial Statements
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates may include, but are not limited to: (i) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets and estimates of the fair value of assets or asset groups used in measuring impairment losses, when required; (ii) the change in fair value of equity method investments for which the fair value option has been elected; (iii) the useful lives of intangible assets; (iv) the grant date fair value of share-based compensation awards; (v) derivative assets and liabilities for the interest rate swaps; and (vi) valuation allowances on deferred tax assets, which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2026:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$50,417	$66,637
Restricted cash, current	23,756	18,592
Restricted cash	2,251	2,114
Total cash and cash equivalents and restricted cash	$76,424	$87,343
Supplemental Cash Flow Information
The following table presents the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Six months ended June 30,
(in thousands)	2026	2025
Non-cash investing activities
Capital expenditures incurred but not paid	$18,659	$89,322

Non-cash financing activities
Redemptions payable	—	256
Change in distributions payable to noncontrolling interest	$438	$(1,333)

Cash paid for
Interest paid, net of amounts capitalized	$14,397	$24,218
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
The Company evaluates which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the three months ended June 30, 2026, one customer accounted for 13.9% of total revenue. The Company had no customers from which revenue exceeded ten percent of total revenue for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, one customer accounted for 15.8% and 11.7% of total revenue, respectively. As of June 30, 2026 the Company had no customers from which receivables exceeded ten percent of total accounts receivable. As of December 31, 2025, two customers accounted for 44.7% of total accounts receivable.
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

In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)," which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for all entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of ASU 2025-03 on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The standard is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.
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
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements,” which improves the navigability of the guidance in ASC Topic 270, Interim Reporting (“ASC 270”), and clarifies when it applies. It also addresses the form and content of financial statements, adds lists to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-11 on its Consolidated Financial Statements and related disclosures.
In May 2026, the FASB issued ASU No. 2026‑02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes a comprehensive accounting model for environmental credits and environmental credit obligations. The amendments provide guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations for entities that generate, purchase, or receive environmental credits or are subject to regulatory compliance programs that may be settled using environmental credits. For public business entities, the amendments in ASU 2026‑02 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2026‑02 on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Energy sales	$34,805	$45,030	$65,642	$84,173
RECs and other incentives	4,498	5,070	7,966	9,907
Investment Management revenue	4,373	2,286	6,891	5,546
Other revenue	924	1,290	1,371	1,591
Contract amortization, net	(2,715)	(3,067)	(5,174)	(146)
Total net revenue	$41,885	$50,609	$76,696	$101,071
Add back: Contract amortization, net	2,715	3,067	5,174	146
Less: Lease revenue	(1,947)	(2,415)	(3,735)	(5,032)
Less: Investment, dividend, interest and other income	(938)	(1,106)	(1,204)	(1,247)
Total revenue from contracts with customers	$41,715	$50,155	$76,931	$94,938
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy or RECs in future periods for which the fair value has been determined to be less or more than market value are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period. The Company did not record any contract assets as of June 30, 2026 and December 31, 2025, as none of its rights to payment were subject to a particular event other than passage of time. The Company had a receivable balance of $22.4 million and $32.0 million related to contracts with customers reported within Accounts receivable, net on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
The Company has contract liabilities related to amounts received from certain PPA and REC customers upon the related projects reaching COD, PTO or over the initial years of the project’s life. The contract liabilities are recognized into revenue over the term of the related contract. As of June 30, 2026 and December 31, 2025, the Company recorded $3.2 million and $3.0 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company’s amortization of contract liabilities was $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, the Company’s amortization of contract liabilities was $(0.1) million and $0.1 million, respectively.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company capitalized $4.2 million and $3.6 million in costs to obtain a contract as of June 30, 2026 and December 31, 2025, respectively, reported within Other noncurrent assets in the Consolidated Balance Sheets. During the six months ended June 30, 2025, the Company recorded impairment for these costs to obtain a contract of $0.8 million related to the termination of the development of three projects. Refer to Note 6. Property, Plant and Equipment for further discussion. The Company’s amortization of costs to obtain a contract was not material for the three and six months ended June 30, 2026 and 2025.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of June 30, 2026, the Company had $1.2 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended June 30,	Amount
2026-2027	$87
2027-2028	159
2028-2029	158
2029-2030	148
2030-2031	97
Thereafter	565
Total	$1,214

Note 4. Variable Interest Entities
Consolidated Variable Interest Entities
The Company consolidates entities that are determined to be VIEs in accordance with ASC 810. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of eight tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 13. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details. These tax equity partnerships generate income through renewable energy and sustainable development projects within North America. The projects represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be more than insignificant to these VIEs. Therefore, the Company consolidates these VIEs. As of June 30, 2026, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.3 billion and $204.2 million, respectively. As of December 31, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.3 billion and $213.8 million, respectively. The assets largely consist of property, plant and equipment, and the liabilities primarily consist of out-of-market contracts.
During the six months ended June 30, 2026, the Company purchased the interests held by a Tax Equity Investor in one tax equity financing structure for cash consideration of $2.0 million. As the Company retained its controlling financial interest in the partnership, the transaction was accounted for as an equity transaction in accordance with ASC 810. Accordingly, the carrying amount of the related NCI of $4.6 million was derecognized, and the difference between the consideration paid and the carrying amount of the NCI, totaling $2.6 million, was recorded directly to equity and reflected as Buyout of noncontrolling interests in the Consolidated Statements of Equity. During the six months ended June 30, 2025, the Company did not have any buyouts of tax equity financing structures.
Cider Solar Holdings LLC
On December 24, 2025, the Company, through its wholly owned subsidiary, Cider Solar Holdings LLC, entered into an Equity Capital Contribution Agreement (“ECCA”) with two counterparties, pursuant to which the counterparties committed to invest up to an aggregate of $440 million in an under-construction solar project through June 30, 2027. This commitment period may be extended to October 24, 2027 subject to the payment of certain specified fees per the ECCA. Certain specified fee provisions under the ECCA were amended on March 31, 2026, and the Company agreed to pay a structuring fee of $6.5 million in two equal installments due on April 30, 2026 and May 29, 2026. The fee was paid during the second quarter of 2026 on its due date, was capitalized as a prepaid asset, and is being amortized through 2034, the period over which the Company expects to benefit from the arrangement. The Company also agreed to pay a structuring fee of $0.8 million to a separate counterparty, payable upon the earlier of mechanical completion of the related project or December 31, 2026.

GDEV Management Holdings LLC
On January 1, 2025, GCM contributed its advisory agreements with GDEV I and GDEV II to GDEV Management Holdings LLC in exchange for 75% of the membership interests in GDEV Management Holdings LLC. GDEV Management Holdings LLC is the non-economic managing member of Greenbacker Development Opportunities GP I, LLC (“GDEV GP”) and Greenbacker Development Opportunities GP II, LP (“GDEV GP II”). The owner of the remaining 25% of the membership interests in GDEV Management Holdings LLC is a related party of GCM and an independent contractor of GDEV Management Holdings LLC and serves as the managing member of GDEV Management Holdings LLC. The Company determined that GDEV Management Holdings LLC is a VIE because GDEV Management Holdings LLC has insufficient equity at risk. The Company further determined that GCM and the managing member of GDEV Management Holdings LLC have shared control over GDEV Management Holdings LLC. GCM was determined to be more closely associated with GDEV Management Holdings LLC and therefore determined to be the primary beneficiary and consolidates GDEV Management Holdings LLC. As of June 30, 2026, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $1.5 million and $1.0 million, respectively. As of December 31, 2025, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.8 million and $2.1 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.
In connection with the contributions to GDEV Management Holdings LLC on January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and re-borrow the loan. Interest accrues at the fixed rate of 6% per annum and may be paid in kind. As of June 30, 2026, there was a $1.0 million balance outstanding under the credit agreement.
Unconsolidated Variable Interest Entities
GDEV I
As of June 30, 2026, GDEV GP held a combined 2.00% of the interests in GDEV I, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, which is GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $2.5 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the NCI in GDEV GP.
GDEV II
As of June 30, 2026, GDEV GP II held a combined 1.96% of the interests in GDEV II, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.0 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the NCI in GDEV GP II.
Aurora Solar
As of June 30, 2026, the Company held a 49.00% equity interest in Aurora Solar Holdings, LLC (“Aurora Solar”)’s issued and outstanding common shares. Aurora Solar was formed in 2016 to develop, construct, own, finance, and operate a portfolio of 16 solar projects. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar. Refer to Note 5. Fair Value Measurements and Investments.

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$79,164	$—	$79,164
Derivative liabilities	—	(74)	—	(74)
Investments at fair value	—	—	68,225	68,225
Total	$—	$79,090	$68,225	$147,315

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$74,627	$—	$74,627
Derivative liabilities	—	(2,817)	—	(2,817)
Investments at fair value	—	—	73,353	73,353
Total	$—	$71,810	$73,353	$145,163
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of June 30, 2026 using significant unobservable inputs:

(in thousands)	Investments at fair value
Balance as of December 31, 2025	$73,353
Change in fair value of investments, net	(5,128)
Balance as of June 30, 2026	$68,225
The Company does not have any non-financial assets or liabilities measured at fair value as of June 30, 2026 or December 31, 2025. There were no transfers between Levels 1, 2, or 3 for the six months ended June 30, 2026 or 2025.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of June 30, 2026:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	10.0%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	26.0 years

GDEV OYA Lender - Discount rate	25%
GDEV OYA Lender - Attrition	25%-75%
GDEV OYA Lender - Price per watt	$0.30-$0.47
As discussed in Note 4. Variable Interest Entities, the Company accounts for its investments in GDEV I and GDEV II as equity method investments.
As of June 30, 2026, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $0.2 million, respectively. The GDEV I and GDEV II LLCAs do not permit the partners to make withdrawals of any of their capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the Company’s investments at fair value reported in Investments, at fair value on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Aurora	$54,615	$60,722
GDEV OYA Lender	6,614	6,614
GDEV I	3,215	2,688
GDEV II	3,781	3,329
Total investments at fair value	$68,225	$73,353
The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Aurora	$649	$(300)	$(6,106)	$1,288
OYA	—	—	—	(598)
GDEV OYA Lender	—	—	—	—
GDEV	1	(289)	527	(289)
GDEV II	(33)	(63)	451	(63)
Total Change in fair value of investments, net	$617	$(652)	$(5,128)	$338
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.

Note 6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Land	$21,719	$22,778
Plant and equipment	1,611,204	1,621,970
Construction in progress	879,424	802,310
Asset retirement cost	27,458	27,595
Finance right-of-use asset	65	65
Other	2,231	2,010
Total property, plant and equipment	$2,542,101	$2,476,728
Accumulated depreciation	(176,313)	(147,693)
Property, plant and equipment, net	$2,365,788	$2,329,035
The Accumulated depreciation balance as of June 30, 2026 and December 31, 2025 reflects the sale of certain projects during the period ended December 31, 2025. Construction in progress includes $48.1 million and $61.7 million of development costs as of June 30, 2026 and December 31, 2025, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$14,689	$18,596	$29,787	$37,092
Involuntary Conversion
In 2025, two operating solar projects, located in Montana and California, experienced fires that caused significant damage to the projects. As a result of the fires and related damage, the Company is in the process of replacing certain damaged project components, primarily solar modules. The Company estimated the net book value of the damaged components to be replaced and accordingly derecognized the estimated net book value of $9.1 million from Property, plant and equipment, net reflected in the Consolidated Balance Sheets as of December 31, 2025. The Company expects to be fully reimbursed under its property insurance policies for the costs to repair the facilities, net of an applicable deductible, as well as for up to twelve months of business interruption losses, net of a thirty-day waiting period. Based on the current status of negotiations with the insurers, the Company has concluded that it is probable that it will recover a minimum of $9.1 million of proceeds associated with the assets that were damaged and derecognized during the year ended December 31, 2025. Accordingly, the Company recorded an insurance receivable for the same amount within Other current assets reflected in the Consolidated Balance Sheets as of December 31, 2025 and did not record any gain or loss related to the derecognition of the assets in the Company’s Consolidated Statements of Operations during 2025. The Company has received total insurance proceeds of $3.6 million related to these fires through June 30, 2026, which were recorded as a reduction to the insurance receivable reported within Other current assets in the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
For the three and six months ended June 30, 2026, the Company recognized impairment losses of $26.9 million and $27.4 million, respectively, which are included within Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations. For the three months ended June 30, 2026, the Company recorded impairment charges primarily related to three projects: (i) $11.1 million related to an in-development solar project following changes in the project’s development outlook resulting from interconnection constraints; (ii) $7.9 million related to an operating solar project following the execution of a settlement agreement on May 20, 2026 that resulted in the termination of the project’s related PPA and site lease and required decommissioning of the project, as discussed in Note 11. Commitments and Contingencies; and (iii) $7.7 million related to an in-development solar project following management’s decision to reallocate development resources and capital toward other projects, reducing the project’s expected recoverable value. The fair value of the assets was determined using a market approach, and the impairment charges were recorded to the Company’s IPP segment.

During the three and six months ended June 30, 2025, the Company recognized impairment losses of $5.0 million and $17.7 million, respectively. The impairment loss in the three months ended June 30, 2025 is primarily associated with the termination of the development of two solar projects. The impairment loss includes $0.8 million related to a deposit forfeited to an offtaker for damages. The remaining $12.7 million impairment loss recognized for the six months ended June 30, 2025 related to impairments recorded during the first quarter of 2025, associated with (i) two operational wind projects for which the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) six development-stage solar projects for which the Company terminated the development of the projects. The fair value of the assets was determined using a market approach. The impairment loss included $1.6 million related to upfront payments to customers and $0.8 million of capitalized costs to obtain a contract related to the termination of the development of three projects recorded within Other noncurrent assets on the Consolidated Balance Sheets due to the termination of the related PPAs. In addition to the $17.7 million impairment loss, the Company paid a $1.0 million termination fee in association with the termination of a PPA. The termination fee and impairment losses are presented within Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations. The charges were recorded to the Company’s IPP segment.

Note 7. Intangible Assets and Out-of-market Contracts
Intangible Assets and Out-of-market Contracts
Intangible Assets
Intangible assets as of June 30, 2026 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of June 30, 2026
PPA contracts	$255,042	$(56,517)	$198,525
REC contracts	28,023	(1,732)	26,291
Trademarks	1,364	(673)	691
Channel partner relationships	47,071	(30,321)	16,750
Other intangible assets	5,340	(105)	5,235
Total intangible assets, net	$336,840	$(89,348)	$247,492
(1)Gross carrying amount is adjusted for any write offs or impairment charges due to the termination of PPA contracts.

During the six months ended June 30, 2026, the Company impaired certain intangible assets following the settlement of a dispute related to a PPA contract. Refer to Note 6. Property, Plant and Equipment for further details.
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
The following table presents amortization expense for the intangible assets related to the favorable PPA and REC contracts recorded on the Consolidated Statements of Operations, including the Contract amortization, net that was recorded as a reduction to revenue in the Consolidated Statements of Operations for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Total Favorable Amortization expense	$5,657	$5,608	$11,563	$14,961
Favorable Contract amortization as a reduction to revenue	4,867	6,064	9,738	13,034
Out-of-market Contracts
The Company has PPA and REC contracts that were acquired in an unfavorable position (out-of-market contracts) recorded as liabilities. Out-of-market contract liabilities as of June 30, 2026 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of June 30, 2026
PPA contracts	$(164,190)	$30,964	$(133,226)
REC contracts	(3,043)	841	(2,202)
Total out-of-market contracts, net	$(167,233)	$31,805	$(135,428)

Out-of-market contract liabilities as of December 31, 2025 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2025
PPA contracts	$(164,190)	$26,985	$(137,205)
REC contracts	(17,949)	15,346	(2,603)
Total out-of-market contracts, net	$(182,139)	$42,331	$(139,808)
The following table presents the contract amortization recorded as an increase to revenue related to out-of-market contract liabilities for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Out-of-market contract amortization(1)	$2,152	$2,997	$4,564	$6,818
(1)For the six months ended June 30, 2026 and 2025, the out-of-market contract amortization includes out-of-market contract terminations of nil and $6.1 million, respectively.
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
The following table presents the total amortization expense related to the Company’s finite-lived intangible asset and liabilities, net, which includes contract amortization on PPA and REC contract intangible assets and out-of-market contracts, net and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense on channel partner relationships and trademark intangible assets, net	$790	$(456)	$1,825	$1,927
Contract amortization on PPA and REC contracts, intangible assets and out-of-market contracts, net	2,715	3,067	5,174	146
Total amortization expense related to intangible assets and liabilities, net	$3,505	$2,611	$6,999	$2,073
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company derecognized two out-of-market contracts due to the termination of the related PPAs and recognized $6.1 million within Contract amortization, net on the Consolidated Statements of Operations.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Amortization Expense
2026-2027	$11,787
2027-2028	11,680
2028-2029	11,680
2029-2030	11,492
2030-2031	10,418
Thereafter	55,007
Total	$112,064

Note 8. Debt
The Company, through its subsidiaries, has entered into various credit facilities and loan agreements. The principal balances payable under all credit facilities are as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025	Interest rate	Maturity date
Trillium Manager LLC	61,614	62,975	Daily SOFR + 2.10%	December 9, 2027
Greenbacker Wind Holdings II LLC	62,708	64,414	3 mo. SOFR + 2.15%	December 31, 2027
Conic Manager LLC	20,734	21,076	3 mo. SOFR + 1.75%	October 31, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	349	1,699	7.15%	January 3, 2027
Gemstone 2025 Manager LLC	51,860	52,502	3 mo. SOFR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	13,406	13,688	Daily SOFR + 2.10%	December 31, 2027
Sego Lily Solar Manager LLC	118,347	121,488	3 mo. SOFR + 1.53%	June 30, 2028
GRP II Borealis Solar LLC	38,184	38,752	Daily Compounded SOFR + 2.50%	June 30, 2029
Ponderosa Manager LLC	85,363	85,363	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	34,797	37,486	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	62,600	67,600	1 mo. SOFR + 1.85% - 2.10%	November 29, 2027
GREC Warehouse Holdings I LLC	79,906	89,179	3 mo. SOFR + 2.28%	August 20, 2027
Cider Solar Construction Owner LLC	—	81,000	12.25% - 14.00%	July 30, 2028
Cider Solar Manager LLC(1)	666,078	485,645	Various	Various
Pemaquid Manager LLC	74,459	75,745	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,370,405	$1,298,612
Less: Total unamortized discount and deferred financing costs	(25,103)	(26,785)
Less: Current portion of long-term debt(2)	(25,125)	(24,056)
Total long-term debt, net	$1,320,177	$1,247,771
(1)Cider Solar Manager LLC (and Cider Solar AcquisitionCo LLC as co-borrower) has construction and ITC bridge loan facilities, with the option to convert the construction loans into Tranche A or Tranche B term loans, which bear interest at daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. See below for further details.
(2)Adjusted for $5.4 million and $4.5 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $30.5 million and $28.6 million as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company entered into new or modified existing debt facilities as noted below:
Trillium Manager LLC
On June 9, 2020, Trillium Manager LLC entered into a loan agreement which provided for certain construction, revolving, and term loans in an amount not to exceed $100.0 million. The revolving loans were available until the borrowing base availability end date, defined as two years after the closing date of June 9, 2020, after which all outstanding revolving loans converted into a term loan. The term loan bears interest at a rate of daily simple SOFR plus an applicable margin, which was 1.98% per annum through the fourth anniversary of the closing date, and 2.10% per annum after the fourth anniversary of the closing date, increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date. On June 8, 2026, the Company amended the loan agreement to extend the maturity date from June 9, 2027 to December 9, 2027. In addition, Trillium Manager LLC is party to several letter of credit facility agreements, not to exceed $5.0 million.
Greenbacker Renewable Energy Corporation (Premium financing agreement)
The Company enters into certain insurance premium financing agreements, which are individually immaterial, with a lender in order to finance prepaid insurance policies for certain projects. As of June 30, 2026, the Company had one of these agreements outstanding that was entered into on May 5, 2026. Under the agreement, the Company financed $0.6 million of premiums at a 7.15% annual interest rate. Quarterly payments of $0.2 million, including interest and principal, are due in three installments, from July 3, 2026 through January 3, 2027.
GRP II Borealis Solar LLC
GRP II Borealis Solar LLC is party to an amended and restated financing agreement syndicated with various lenders who agreed to provide a term loan in an amount not to exceed $60.0 million. The term loan bears interest at daily compounded SOFR plus an applicable margin. On July 30, 2026, GRP II Borealis LLC entered into an omnibus amendment to its financing agreement that, among other changes, increased the applicable margin on SOFR borrowings to 2.50% and extended the scheduled term loan maturity date from June 30, 2027 to June 30, 2029. Refer to Note 18. Subsequent Events.
GREC Warehouse Holdings I LLC
GREC Warehouse Holdings I LLC maintains a revolving credit facility bearing interest at three-month SOFR plus 2.03% through August 11, 2025, and 2.28% thereafter through the original maturity date of August 11, 2026. On November 7, 2025, the Company amended the facility to extend the maturity date to March 30, 2027, which was accounted for as a modification. On April 29, 2026, the facility was further amended to extend the maturity date to June 30, 2027 and reduce lender commitments to $110.0 million for revolving loans and $15.0 million for letters of credit. On August 7, 2026, the Company executed an additional amendment extending the maturity date to August 20, 2027. Refer to Note 18. Subsequent Events.
Cider Solar Construction Owner LLC
On July 30, 2024, the Company entered into an $81.0 million syndicated loan agreement bearing interest at 9.75% through January 30, 2025 and 12.25% thereafter. Quarterly interest payments were required through the maturity date of July 30, 2028. The Company could prepay the loan, subject to the payment of a prepayment premium calculated using a 22.50% factor applied to aggregate borrowings, reduced by certain cumulative interest and fee payments. On December 24, 2025, the Company amended the loan, pursuant to which the interest rate increased to 14.00% as of April 1, 2026. The Company paid a required fee of $1.7 million on February 28, 2026 which offset future prepayment premiums and reduced outstanding obligations. The amendment was accounted for as a modification. On April 13, 2026, Cider Solar Construction Owner LLC paid an aggregate payoff amount of approximately $80.2 million, consisting of $81.0 million of outstanding principal plus accrued interest through the payoff date, net of the return of unaccrued fees, resulting in the full repayment and termination of the loan. Upon receipt of the payoff, all commitments under the loan agreement were terminated and all related liens on the related project assets were released. The Company recorded a loss of $3.6 million on the debt extinguishment, which is presented within Other income (expense), net on the Consolidated Statements of Operations for the three and six months ended June 30, 2026.

The following table shows the components of Interest expense, net on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Loan interest(1)	$14,282	$12,573	$29,568	$24,228
Commitment / letter of credit fees	885	1,927	3,047	4,163
Amortization of deferred financing fees and discount	2,833	3,002	6,085	5,965
Interest on sale-leasebacks(2)	4,201	4,640	8,392	9,160
Loss (gain) on interest rate swaps, net(3)	—	(659)	42	(659)
Change in fair value of interest rate swaps, net(3)	(6,542)	12,381	(7,187)	34,122
Interest capitalized	(11,169)	(7,491)	(23,176)	(13,667)
Total(4)	$4,490	$26,373	$16,771	$63,312
(1)Includes interest rate swap settlements of $2.8 million, $5.5 million, $5.5 million and $10.5 million presented as a reduction of loan interest for the three and six months ended June 30, 2026 and 2025, respectively. Refer to Note 9. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 9. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes approximately $0.2 million, $0.5 million, $0.4 million and $0.8 million of interest income on cash accounts and non-bank deposits for the three and six months ended June 30, 2026 and 2025, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Principal Payments
2026-2027	$30,477
2027-2028	761,724
2028-2029	55,347
2029-2030	185,938
2030-2031	10,904
Thereafter	326,015
Total	$1,370,405
As of June 30, 2026, the fair value of the Company’s long-term debt approximated its carrying value of $1.4 billion. The Company did not have any events of default under its debt agreements.
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

(in thousands)	June 30, 2026	December 31, 2025
Failed sale-leaseback financing, current	$13,510	$13,390
ITC gains, current	32,951	32,952
Less: origination costs, current	210	211
Current portion of failed sale-leaseback financing and deferred ITC gain	$46,251	$46,131

Failed sale-leaseback financing, net of current portion	$107,925	$109,576
ITC gains, net of current portion	58,395	66,132
Less: origination costs, net of current portion	2,116	2,221
Failed sale-leaseback financing and deferred ITC gain, net of current portion	$164,204	$173,487

The following table shows the components of interest on sale-leasebacks included within Interest expense, net on the Consolidated Statements of Operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Financing interest	$2,953	$2,982	$5,836	$5,893
ITC interest	1,195	1,553	2,450	3,162
Amortization of loan origination cost	52	105	105	105
Total	$4,200	$4,640	$8,391	$9,160
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the six months ended June 30, 2026 and 2025, the Company recognized $10.2 million of income from the transfer of tax credits related to the Company’s sale leaseback financings, which is recorded to Income from sale-leaseback transfer of tax benefits in the Consolidated Statements of Operations.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Future Payments
2026-2027	$13,510
2027-2028	13,611
2028-2029	13,584
2029-2030	13,708
2030-2031	13,834
Thereafter	160,314
Total lease payments	228,561
Less: Imputed interest	(107,127)
Less: Origination costs	(2,326)
Present value of lease payments	$119,108

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
Following the voluntarily dedesignation on October 1, 2024, changes in the fair value of the derivatives are recognized directly in Interest expense, net. Amounts recorded in Accumulated other comprehensive income prior to dedesignation are reclassified into earnings either immediately if the related forecasted transactions are probable of not occurring, or as those transactions occur if they remain not probable of not occurring. As of June 30, 2026, a total balance of $33.9 million remains in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts.
During 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium of $2.6 million. The option expired on March 27, 2025 without exercise.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		June 30, 2026
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$1,271,137	$79,164	$(74)
Total		$1,271,137	$79,164	$(74)

(in thousands)		December 31, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$999,302	$74,627	$(2,817)
Total		$999,302	$74,627	$(2,817)
As of June 30, 2026, the notional amount of derivatives includes $636.3 million associated with currently effective swaps and $634.8 million associated with forward starting swaps. As of December 31, 2025, the notional amount of derivatives includes $649.0 million associated with currently effective swaps and $350.3 million associated with forward starting swaps.

The following tables provide information on the change in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended June 30, 2026		Six months ended June 30, 2026
(in thousands)	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) in other comprehensive income (loss) reclassified to earnings from termination of interest rate swaps, net	$—	$—	$42	$—
Amortization of derivatives	(1,079)	—	(2,198)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	284	—	567	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	6,542	$—	$7,187
Gain (loss) on interest rate swaps, net(1)	—	—	—	(42)

	Three months ended June 30, 2025		Six months ended June 30, 2025
(in thousands)	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Previously Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) recognized in other comprehensive income (loss)	$(659)	$—	$(659)	$—
Amortization of derivatives	(1,480)	—	(3,173)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	563	—	1,009	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	(12,381)	—	(34,122)
Gain (loss) on interest rate swaps, net(1)	—	659	$—	$659
(1)The gain (loss) on interest rate swaps, net, represents gains and losses reclassified into earnings as a result of the discontinuance of cash flow hedges when the Company determines that it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.

Note 10. Income Taxes
The following table presents the Company’s consolidated income tax benefit (expense) as well as the effective tax rates for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Income tax (expense) benefit	$998	$(3,317)	$(5,175)	$7,057
Effective tax rate	2.6%	(10.3)%	(8.6)%	8.7%
The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the change in valuation allowance and the tax impact of net loss attributable to noncontrolling interests.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2026. For the six months ended June 30, 2026, the total valuation allowance decrease was $32.8 million. For federal tax purposes, a valuation allowance decrease of $28.0 million has been recorded against federal net operating losses and tax credits where it is not more likely than not that they will be utilized. For state tax purposes, a valuation allowance decrease of $4.8 million has been recorded against state net operating loss carryforwards where it is not more likely than not that they will be utilized within the loss carryforward period. The decrease in the valuation allowance was primarily attributable to an increase in the scheduled reversal of taxable temporary differences associated with the expected contributions under the Cider Solar Holdings LLC ECCA in 2026. Refer to Note 4. Variable Interest Entities for further information on the Cider Solar Holdings LLC ECCA.
The Company assessed its tax positions for all open tax years as of June 30, 2026 for all U.S. federal and state, and foreign tax jurisdictions for the years 2015 through 2025. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2026.

The One Big Beautiful Bill Act (the “OBBBA”) enacted into law in July 2025, scaled back clean energy tax incentives of the Inflation Reduction Act of 2022 and brought back accelerated depreciation for property acquired and placed in service after January 19, 2025. Among the significant changes to the clean energy provisions are those related to the rollback of Sections 48E and 45Y clean electricity tax credits. Other than the reinstatement of the 100% bonus depreciation, the enactment of the OBBBA did not have a material impact on the Company’s Consolidated Financial Statements for the six months ended June 30, 2026. The Company continues to monitor the effects of the OBBBA and will reflect any future impacts in future reporting periods.

Note 11. Commitments and Contingencies
Legal Proceedings
The Company was involved in a dispute with a third party who served as both the PPA offtaker for one of the Company’s projects and the lessor of the property on which the project is located. The dispute related to the third party’s prevention of the re-energization of a portion of the project following certain events in 2023. On May 20, 2026, the parties entered into a settlement agreement resolving all claims and disputes, terminating the project’s PPA and site lease, and requiring the Company to decommission and remove the project from the third party’s premises at the Company’s sole cost. As a result of the settlement agreement and the associated obligation to remove the project, the Company remeasured its asset retirement obligation to $0.9 million, which is reported within Accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 30, 2026. The corresponding adjustment increased the carrying value of the related long-lived assets and was included in the asset group’s impairment evaluation during the period. Under the settlement agreement, the third party will provide the Company with total consideration of $7.0 million, payable in two installments of $3.5 million each. The first installment was received on June 4, 2026, and the second installment will be received within 30 days after the Company removes the project from the third party’s premises. The first installment received is reported within Other income (expense), net on the Consolidated Statements of Operations for the three and six months ended June 30, 2026. The second installment was not recognized as of June 30, 2026 because receipt is contingent upon completion of the project removal obligation.
Additionally, the Company recorded impairment charges of $7.9 million for the three months ended June 30, 2026 due to the project’s terminated PPA and site lease, as reported within Impairment of long-lived assets, net and termination costs on the Consolidated Statements of Operations.
On April 17, 2024, Eagle Valley Clean Energy LLC (“EVCE”), a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado. In October 2025, the Chapter 7 trustee for EVCE requested information regarding payments made by EVCE to the Company prior to EVCE’s bankruptcy filing. On April 16, 2026, the trustee filed a complaint against the Company and certain affiliates in the United States Bankruptcy Court for the District of Colorado seeking recovery of certain amounts allegedly transferred to the Company prior to EVCE’s bankruptcy filing. On July 27, 2026, the Company and the other named defendants filed an answer to the complaint denying liability and asserting various affirmative defenses. The Company continues to vigorously defend against the claims. The Company does not believe a loss is probable, and accordingly no accrual has been recorded as of June 30, 2026.
On March 11, 2026, a third party filed a complaint in the United States District Court for the Southern District of New York against a wholly owned subsidiary of the Company, alleging breach of contract and anticipatory repudiation under a Membership Interest Purchase Agreement (“MIPA”) executed in March 2023 in connection with the planned acquisition of a solar and battery storage project located in Montana. On March 12, 2026, the subsidiary commenced arbitration proceedings before the American Arbitration Association arising from the same MIPA. The Company disputes the third party’s claims. On July 22, 2026, the court denied the subsidiary’s motion to compel arbitration, concluding that the subsidiary had not established that an alleged settlement agreement containing an arbitration provision was enforceable. The court’s ruling did not address the merits of the underlying claims, and the litigation remains ongoing. Based on the information available as of June 30, 2026, the Company concluded that a loss associated with this matter was probable and reasonably estimable and, accordingly, recorded an accrual of $1.3 million, which is included in Accounts payable and accrued expenses on the Consolidated Balance Sheets, with the corresponding charge recorded in Other income (expense), net on the Consolidated Statements of Operations. The third party has asserted claims and settlement positions substantially in excess of the accrued amount, and the ultimate resolution of the matter may differ from the amount recorded. Accordingly, additional losses in excess of the amount accrued are reasonably possible. Any amounts asserted by the third party as payable under the MIPA are included in the Company’s membership interest purchase commitments disclosed in this note below. The Company will continue to monitor the matter and will reassess the accrual as additional information becomes available.
On September 9, 2025, certain subsidiaries of the Company filed a Demand for Arbitration with the American Arbitration Association against an EPC contractor and its surety relating to module performance issues at a utility-scale solar photovoltaic project. The Company provided formal notice of claims to the EPC contractor, the module manufacturer, and other potentially responsible parties pursuant to applicable project agreements. Discovery under the arbitration is underway, with hearings scheduled to commence in October 2027. The Company cannot predict the timing or the resolution of this matter. The Company will continue to monitor the matter and will record a liability if and when it becomes probable and reasonably estimable.

The Company may become involved in other legal proceedings, administrative proceedings, claims, or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of June 30, 2026, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its PPAs, permits, lease agreements, and other project documents as well as many of its loan agreements. As of June 30, 2026, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $192.1 million. As of June 30, 2026, no amounts have been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar, wind, and battery storage operating assets as well as the membership interests in various subsidiaries as collateral for the loans with maturity dates ranging from June 2027 through 2037.
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
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one- to five-year rolling periods, over the terms of the PPAs. As of June 30, 2026, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Number of RECs
2026-2027	13
2027-2028	21
2028-2029	21
2029-2030	21
2030-2031	20
Thereafter	144
Total	240

Pledge of Parent Company Guarantees
Pursuant to various tax equity structures governed by various agreements to which certain of the Company’s subsidiaries maybe a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $0.9 billion as of June 30, 2026. These guarantees will remain in effect through varying dates between September 15, 2029 and September 15, 2033. As of June 30, 2026, the Company is not aware of any events that could trigger a material obligation under these guarantees.
In 2025, the Company entered into a TCPA related to various solar projects in which the Company provided an unsecured guarantee for any indemnification obligation, which covers potential losses due to breaches of representations or covenants or disallowance or recapture of the transferred ITCs. The indemnity is capped at 120% of the face value of the transferred ITCs and is subject to a priority from recovery, first from a tax credit insurance policy, and then from the Class B Member. The Company’s guarantee remains in effect until the third quarter of 2033. As of June 30, 2026, the maximum amount of this guarantee is $57.9 million. The Company is not aware of any events that could trigger the Company’s obligation under this guarantee.
ASC 842 lease obligations
Maturities of the Company’s ASC 842 lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Operating Leases	Finance Leases
2026-2027	$13,688	$12
2027-2028	10,935	—
2028-2029	11,037	—
2029-2030	11,391	—
2030-2031	11,553	—
Thereafter	403,582	—
Total lease payments	462,186	12
Less: Imputed interest	(288,703)	—
Present value of lease liabilities	$173,483	$12
Non-ASC 842 lease obligations
The Company has also entered into certain long-term site control arrangements with landowners that are not within the scope of ASC 842 and therefore are not reflected as ROU assets or lease liabilities on the Company’s Consolidated Balance Sheets. Future minimum payments under the non-cancellable terms of these non-ASC 842 arrangements are as follows for each of the next five years and thereafter:

(in thousands)
Period ended June 30,	Amount
2026-2027	$1,503
2027-2028	1,536
2028-2029	1,569
2029-2030	1,603
2030-2031	1,637
Thereafter	16,919
Total payments	$24,767
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
The following table presents investment management revenue for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
GROZ:
Management fees	$73	$73	$145	$145
GDEV I:
Management fees	584	495	1,101	956
GDEV II:
Management fees	653	696	1,299	1,337
GREC II:
Management fees	943	1,148	1,895	2,312
Administrative fees	$857	$21	$959	$973
Management fees, Performance participation fees, and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management fees receivable as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
GROZ:
Management fees receivable	$48	$73
GREC II:
Management fees receivable	943	5,885
Administrative fee receivable(1)	$1,166	$3,901
(1)Includes amounts owed from GREC II of $0.9 million and $1.8 million related to administrative fees and $0.3 million and $2.1 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in the GREC II discussion below) as of June 30, 2026 and December 31, 2025, respectively.
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
The following table presents the NCI attributable to Tax Equity Investors as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
NCI attributable to Tax Equity Investors	$42,923	104,868
NCI attributable to other noncontrolling interest was $0.2 million as of both June 30, 2026 and December 31, 2025.
The following table presents the Net income (loss) attributable to NCI for Tax Equity Investors for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to NCI	$(48,953)	$(2,801)	$(48,035)	$(27,887)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Six months ended June 30,
	2026	2025
Contributions from Tax Equity Investors	$—	$12,361
Less: Syndication costs	238	201
Contributions from Tax Equity Investors, net	$(238)	$12,160

Distributions to Tax Equity Investors	$6,370	$22,206
Distributions to Tax Equity Investors, paid	$5,932	$23,539
As of June 30, 2026 and December 31, 2025, the Company had outstanding distributions payable to Tax Equity Investors of $1.5 million and $1.1 million, respectively, reported on the Consolidated Balance Sheet.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of June 30, 2026 and December 31, 2025, the NCI attributable to GDEV GP was $0.8 million and $1.2 million, respectively. Net loss attributable to noncontrolling interests at GDEV GP for the six months ended June 30, 2026 was $0.4 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the for the three months ended June 30, 2026 and the three and six months ended June 30, 2025 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of June 30, 2026 and December 31, 2025, the NCI attributable to GDEV GP II was not material. Net income attributable to noncontrolling interests at GDEV GP II for the six months ended June 30, 2026 was $0.2 million. Net loss attributable to noncontrolling interests at GDEV GP II for the three months ended June 30, 2026 was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and six months ended June 30, 2025 was $0.6 million.
The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of June 30, 2026 and December 31, 2025, the NCI in GDEV Management Holdings LLC was $1.1 million and $1.6 million, respectively. Net loss attributable to noncontrolling interests at GDEV Management Holdings LLC for the three and six months ended June 30, 2026 was $0.2 million and $0.6 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV Management Holdings LLC for the three and six months ended June 30, 2025 was immaterial.

Note 14. Equity
The following table is a summary of the shares issued, participating and repurchased for each class during the period and outstanding as of June 30, 2026:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2025	15,684	2,709	6,545	860	125,114	193	44,026	252	3,996	199,379
Shares repurchased during the period	(38)	—	(4)	—	(11)	—	—	—	—	(53)
Shares transferred during the period	—	—	—	—	17	—	(17)	—	—	—
Other capital activity	—	—	—	—	5	—	—	—	—	5
Shares outstanding as of March 31, 2026	15,646	2,709	6,541	860	125,125	193	44,009	252	3,996	199,331
Shares issued through reinvestment of distributions during the period	—	—	—	—	—	—	—	—	—	—
Shares repurchased during the period	(38)	—	(3)	—	(11)	—	—	—	—	(52)
Shares transferred during the period	—	—	—	—	31	—	(31)	—	—	—
Other capital activity	—	—	—	—	5	—	—	—	—	5
Shares outstanding as of June 30, 2026	15,608	2,709	6,538	860	125,150	193	43,978	252	3,996	199,284
As of June 30, 2026, none of the Company’s preferred shares were issued and outstanding.

Note 15. Share-based Compensation
Share-based compensation expense is recognized in Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	$1,736	$1,314	$3,274	$2,756
Cash-settled restricted stock units	—	8	—	(64)
Performance restricted stock units	767	(242)	1,004	13
Director's fees	20	38	40	84
GDEV incentive fees(1)	(45)	(467)	(210)	(871)
GDEV II incentive fees(1)	(150)	(215)	(622)	232
GDEV II special profits interest	—	15	—	20
GDEV Management Holdings LLC member interests	76	82	151	1,832
Total	$2,404	$533	$3,637	$4,002
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
Restricted Share Units (“RSUs”)
The following table provides a summary of the restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2025	2,589	$5.78
Granted	2,151	1.83
Vested	(876)	5.74
Forfeited	(141)	5.81
Unvested balance as of June 30, 2026	3,723	$3.51
Unrecognized compensation expense related to restricted share units as of June 30, 2026 was $10.1 million, which the Company expects to recognize over a weighted average period of 1.4 years.
Performance Restricted Share Units (“PRSUs”)
In April 2026, the Company granted PRSUs of up to 2.3 million Class P-I shares to certain employees with an aggregate grant date fair value of approximately $4.3 million. The grant-date fair value was determined using an estimated fair value of the Company’s Class P-I shares based on contemporaneous market transaction information and indications of value available at the grant date.
The following table provides a summary of performance restricted share unit activity during the periods indicated below:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2025	2,834	$4.82
Granted	2,348	1.83
Forfeited	(188)	4.76
Unvested balance as of June 30, 2026	4,994	$3.42
On July 21, 2026, the Company entered into a proposed merger (the “Merger”) with MN8 Energy Holdings LLC (“MN8”) and an Agreement and Plan of Merger with MN8 and certain affiliated entities, pursuant to which the Company will become a wholly owned subsidiary of MN8, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by the Company’s shareholders (the “Merger Agreement”). The Merger Agreement modified the settlement and vesting provisions of certain outstanding RSUs and PRSUs. Refer to Note 18. Subsequent Events for additional information.

Note 16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Basic and diluted:
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$11,320	$(33,668)	$(16,006)	$(49,254)

Weighted average common shares outstanding used in computing net loss per share—basic	199,271	199,192	199,328	199,262
Adjustments:
Share-based compensation awards	1,729	—	—	—
Weighted average common shares outstanding used in computing net loss per share—diluted	201,000	199,192	199,328	199,262

Net income (loss) per share—basic	$0.06	$(0.17)	$(0.08)	$(0.25)
Net income (loss) per share—diluted	$0.06	$(0.17)	$(0.08)	$(0.25)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts.
The effects of 6.6 million and 3.3 million shares for the three months ended June 30, 2026 and 2025, respectively, and 8.7 million and 3.3 million shares for the six months ended June 30, 2026 and 2025, respectively, related to the Company’s share-based compensation awards, were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

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
The following table presents the Company’s revenue by reportable operating segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Energy revenue	$39,303	$50,100	$73,608	$94,080
Other revenue	924	1,290	1,371	1,591
Contract amortization, net	$(2,715)	$(3,067)	(5,174)	(146)
Total IPP revenue	$37,512	$48,323	$69,805	$95,525

Investment Management revenue	$4,373	$2,286	$6,891	$5,546
Total net revenue	$41,885	$50,609	$76,696	$101,071

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
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	Three months ended June 30, 2026
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$37,512	$4,373	$—	$41,885

Operating expenses
Direct operating costs(1) (2)	$18,582	$2,005	$—	$20,587
General and administrative(3)	1,510	791	11,464	13,765
Depreciation, amortization and accretion	15,296	898	—	16,194
(Gain) loss on asset disposition	(1,789)	—	—	(1,789)
Impairment of long-lived assets, net and termination costs	26,942	—	—	26,942
Total segment operating expense	$60,541	$3,694	$11,464	$75,699
Total segment operating income (loss)	$(23,029)	$679	$(11,464)	$(33,814)

Interest expense, net				$(4,325)
Change in fair value of investments, net				617
Income from sale-leaseback transfer of tax benefits				—
Gain on liability extinguishment				—
Other income (expense), net				(1,236)

Loss before income taxes				$(38,758)
Income tax (expense) benefit				998
Net loss				$(37,760)
Less: Net loss attributable to noncontrolling interests				(49,080)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC				$11,320

	Three months ended June 30, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$48,323	$2,286	$—	$50,609

Operating expenses
Direct operating costs(1) (2)	$22,077	$2,677	$—	$24,754
General and administrative(3)	3,700	1,189	5,453	10,342
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	19,233	(354)	—	18,879
(Gain) loss on asset disposition	13,801	—	—	13,801
Impairment of long-lived assets, net and termination costs	4,980	—	—	4,980
Total segment operating expense	$63,791	$3,512	$5,153	$72,456
Total segment operating income (loss)	$(15,468)	$(1,226)	$(5,153)	$(21,847)

Interest expense, net				$(25,900)
Change in fair value of investments, net				(652)
Gain on liability extinguishment				15,417
Other income (expense), net				646

Loss before income taxes				$(32,336)

	Six months ended June 30, 2026
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$69,805	$6,891	$—	$76,696

Operating expenses
Direct operating costs(1) (2)	$35,711	$3,991	$—	$39,702
General and administrative(3)	4,340	1,944	19,543	25,827
Depreciation, amortization and accretion	30,952	2,073	—	33,025
(Gain) loss on asset disposition	(1,584)	—	—	(1,584)
Impairment of long-lived assets, net and termination costs	27,405	—	—	27,405
Total segment operating expense	$96,824	$8,008	$19,543	$124,375
Total segment operating income (loss)	$(27,019)	$(1,117)	$(19,543)	$(47,679)

Interest expense, net				$(16,397)
Change in fair value of investments, net				(5,128)
Income from sale-leaseback transfer of tax benefits				10,188
Gain on liability extinguishment				—
Other income (expense), net				(1,083)

Loss before income taxes				$(60,099)
Income tax (expense) benefit				(5,175)
Net loss				$(65,274)
Less: Net loss attributable to noncontrolling interests				(49,268)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC				$(16,006)

	Six months ended June 30, 2025
(in thousands)	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$95,525	$5,546	$—	$101,071

Operating expenses
Direct operating costs(1) (2)	$40,711	$7,941	$—	$48,652
General and administrative(3)	6,984	2,491	17,913	27,388
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	38,449	2,058	—	40,507
(Gain) loss on asset disposition	13,814	—	—	13,814
Impairment of long-lived assets, net and termination costs	18,645	—	—	18,645
Total segment operating expense	$118,603	$12,490	$17,613	$148,706
Total segment operating income (loss)	$(23,078)	$(6,944)	$(17,613)	$(47,635)

Interest expense, net				$(62,466)
Change in fair value of investments, net				338
Income from sale-leaseback transfer of tax benefits				10,188
Gain on liability extinguishment				15,417
Other income (expense), net				794

Loss before income taxes				$(83,364)
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
On July 21, 2026, the Company entered into the Merger Agreement with MN8. The transaction is expected to close during 2026, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including approval by Greenbacker shareholders and MN8 members and customary regulatory clearances. The merger consideration consists of up to $350.0 million payable at closing, subject to certain adjustments, plus up to $25.0 million in potential additional cash payments contingent on the achievement of certain commercial milestones. Shareholders may elect to receive merger consideration in cash, MN8 Common Units, or a combination thereof, subject to the election procedures, proration mechanics and other terms and adjustments set forth in the Merger Agreement including the limitation that aggregate cash proceeds to shareholders may not exceed the final maximum cash election amount under the Merger Agreement,
Upon the closing of the Merger, all outstanding RSUs and PRSUs will accelerate vesting and be converted into the right to receive merger consideration in accordance with the Merger Agreement. The Company is evaluating the accounting effects of these award modifications, including any incremental fair value, the timing of recognition of remaining unrecognized compensation cost, and any resulting stock-based compensation expense. The Company expects to incur legal, accounting, advisory, retention, and other transaction-related costs in connection with the proposed transaction, which will generally be recognized as incurred.
The Merger Agreement may be terminated by either party if the Merger has not been consummated on or before February 15, 2027 (subject to automatic extension to May 15, 2027 under certain circumstances to obtain regulatory approvals, and to a further extension right of the Company as set forth in the Merger Agreement). The Company will be required to pay MN8 a termination fee of $11.3 million in specified circumstances, including a change in the board’s recommendation or termination by the Company to enter into an agreement for another proposal deemed superior. The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the full text of which is filed as exhibit 2.1 to in the Company’s Current Report on Form 8-K filed on July 22, 2026 and which is incorporated herein by reference.
On July 30, 2026, GRP II Borealis LLC entered into an omnibus amendment to its financing agreement that, among other changes, increased the applicable margin on SOFR borrowings and extended the scheduled term loan maturity date to June 30, 2029. Refer to Note 8. Debt for additional information.
On August 7, 2026, GREC Warehouse Holdings I LLC executed an amendment to its revolving credit facility extending the maturity date from June 30, 2027 to August 20, 2027. Refer to Note 8. Debt for additional information.

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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2026, the Company’s fleet comprised 220 renewable energy projects with an aggregate power production capacity of approximately 2.7 gigawatts (“GW”), which includes operating capacity of approximately 1.3 GW and pre-operational capacity of approximately 1.4 GW. As of June 30, 2026, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company’s fiscal year-end is December 31. For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1 — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
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
The Company currently categorizes its business into two reportable segments as described below:
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
For a detailed description of our IPP and IM segments, see Part I, Item 1 — Business — Business Overview in the Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the SEC.
Seasonality
Certain types of renewable power generation exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine and longer days in the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential acquisition in these target assets. Therefore, the impact that seasonality has on our business, including the income from our renewable energy projects, depends on the diversity of our acquisitions in renewable energy, energy efficiency and other sustainability-related projects as well as the mix of renewable power generation technology in our overall portfolio.
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors and will primarily depend on, among other things: the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy, energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are pre-operating and the costs to construct such assets. Additionally, our operations are impacted by interest rates, the cost of financing provided by other financial market participants and the ability to raise capital through its managed funds. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM’s investment management platform and the related generation of management fees and incentive fees revenue.
Overview
Merger Agreement
On July 21, 2026, the Company entered into a proposed merger (the “Merger”) with MN8 Energy Holdings LLC (“MN8”) and an Agreement and Plan of Merger with MN8 and certain affiliated entities, pursuant to which the Company will become a wholly owned subsidiary of MN8, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by the Company’s shareholders (the “Merger Agreement”) pursuant to which the Company will become a wholly owned subsidiary of MN8, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including approval by Greenbacker shareholders, MN8 members and customary regulatory clearances. The merger consideration consists of up to $350.0 million payable at closing, subject to certain adjustments, plus up to $25.0 million in potential additional cash payments contingent on the achievement of certain commercial milestones. Subject to proration such that the aggregate cash proceeds to shareholders will not exceed the final maximum cash election amount under the Merger Agreement, shareholders may elect to receive merger consideration in cash, MN8 Common Units, or a combination thereof, subject to the election procedures, proration mechanics and other terms and adjustments set forth in the Merger Agreement. Upon closing of the Merger, all outstanding RSUs and PRSUs will accelerate vesting and be converted into the right to receive merger consideration in accordance with the Merger Agreement. The Company is currently evaluating the accounting impact of these modifications, including any additional stock-based compensation expense that may be required to be recognized prior to or upon closing. Refer to Part I — Item 1 – Note 18. Subsequent Events. The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the full text of which is filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company on July 22, 2026 and which is incorporated herein by reference.
General Market Risks
The Company’s business and the success of its strategies are generally affected by global and domestic economic, political and market conditions, including the local economic conditions of where its assets are located. Certain external events such as public health crises, natural disasters and geopolitical events may lead to increased financial and credit market volatility and disruptions, including inflationary pressures, changes in interest rates, supply chain issues, tariffs, labor shortages and recessionary concerns. While inflation rates continue to stay relatively consistent in 2026, Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending, increased tariffs and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company continues to monitor these events and will adjust its operations as necessary.

Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have historically benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, recent legislative and regulatory developments, including the enactment of the OBBBA and related executive actions in 2025, have introduced new limitations and uncertainties regarding the availability and structure of certain clean energy tax credits.
In July 2025, the OBBBA was enacted, modifying certain provisions of the Inflation Reduction Act of 2022 ("IRA"), including the phase-out of certain clean energy tax credits. The Company continues to evaluate the impact of the OBBBA, Executive Order 14315, and IRS Notice 2025‑42 on its project development and financing activities. While these changes had no material impact on the Company's financial position or results of operations as of June 30, 2026, they have increased compliance requirements and may affect the timing, economics, and the availability of federal tax credit eligibility of future projects.

U.S. Federal Incentives
Under the Modified Accelerated Cost Recovery System ("MACRS"), certain renewable energy and energy efficiency projects are eligible to recover capital investments through accelerated depreciation. Prior to the enactment of the OBBBA, bonus depreciation under Section 168(k) was subject to a scheduled phase-down. The OBBBA restored and permanently extended 100% bonus depreciation for most qualifying property acquired and placed in service on or after January 20, 2025, permitting immediate expensing of eligible capital expenditures. Property acquired or subject to a binding contract before that date generally remains subject to the prior phase-down schedule. Certain renewable energy and energy storage assets may also qualify as five-year property under MACRS. The Company continues to evaluate the impact of these provisions on its financial position, cash flows, and future project economics.
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
Credit Risk
We are exposed to credit risk with respect to counterparties under electricity sales agreements, including PPAs, project construction and equipment supply contracts, portfolio investments, and debt financing arrangements. We seek to mitigate this risk by transacting with creditworthy counterparties and, where appropriate, requiring contractual protections, bonding, insurance, or other forms of credit support. However, counterparties may be unable to satisfy their obligations when due or at all. Failure by a power purchaser, EPC contractor, equipment supplier, investment counterparty, or financing source to perform its contractual obligations could materially adversely affect our financial condition, results of operations, cash flows, and project development activities.
Pre-Operational Assets
Revenue from our pre-operational renewable energy projects is dependent upon the successful completion of construction and commencement of commercial operations. We expect these projects to generate additional operating revenues and cash flows once placed in service.
Electricity Prices
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. We generally seek projects that have long-term contracts, ranging from 10 to 25 years, which we believe helps mitigate the effects of volatility in energy prices on our business. Certain projects may have shorter-term contractual arrangements that offer higher potential returns but increase exposure to changes in market power prices. In addition, many of our contracts are structured as take-or-pay arrangements that require the offtaker to purchase substantially all of the project's output. As of June 30, 2026, the contracts in our operating portfolio had a an average remaining term of approximately 17 years.

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
General and administrative
IPP and IM
General and administrative costs for the IPP and IM segments primarily consist of salaries and other compensation, professional services and consulting fees, occupancy costs, and hardware and software costs.
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

Results of Operations
Three months ended June 30, 2026 and 2025
The following table presents the Company’s consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenue
Energy revenue	$39,303	$50,100	$(10,797)	(21.6)%
Investment Management revenue	4,373	2,286	2,087	91.3%
Other revenue	924	1,290	(366)	(28.4)%
Contract amortization, net	(2,715)	(3,067)	352	11.5%
Total net revenue	$41,885	$50,609	$(8,724)	(17.2)%

Operating expenses
Direct operating costs	20,587	24,754	(4,167)	(16.8)%
General and administrative	13,765	10,342	3,423	33.1%
Change in fair value of contingent consideration	—	(300)	300	(100.0)%
Depreciation, amortization and accretion	16,194	18,879	(2,685)	(14.2)%
(Gain) loss on asset disposition	(1,789)	13,801	(15,590)	(113.0)%
Impairment of long-lived assets, net and termination costs	26,942	4,980	21,962	441.0%
Total operating expenses	75,699	72,456	3,243	4.5%

Operating loss	(33,814)	(21,847)	(11,967)	(54.8)%

Interest expense, net	(4,325)	(25,900)	21,575	(83.3)%
Change in fair value of investments, net	617	(652)	1,269	194.6%
Gain on liability extinguishment	—	15,417	(15,417)	(100.0)%
Other income (expense), net	(1,236)	646	(1,882)	(291.3)%

Loss before income taxes	(38,758)	(32,336)	(6,422)	(19.9)%
Income tax (expense) benefit	998	(3,317)	4,315	(130.1)%
Net loss	$(37,760)	$(35,653)	$(2,107)	(5.9)%
Less: Net loss attributable to noncontrolling interests	(49,080)	(1,985)	(47,095)	(2372.5)%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$11,320	$(33,668)	$44,988	133.6%

The following table presents the Company’s results of operations for each segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(dollars in thousands)	2026				2025
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$39,303	$—	$—	$39,303	$50,100	$—	$—	$50,100
Investment Management revenue	—	4,373	—	4,373	—	2,286	—	2,286
Other revenue	924	—	—	924	1,290	—	—	1,290
Operating revenue	$40,227	$4,373	$—	$44,600	$51,390	$2,286	$—	$53,676
Contract amortization, net	(2,715)	—	—	(2,715)	(3,067)	—	—	(3,067)
Total net revenue	$37,512	$4,373	$—	$41,885	$48,323	$2,286	$—	$50,609

Operating expenses
Direct operating costs	$18,582	$2,005	$—	$20,587	$22,077	$2,677	$—	$24,754
General and administrative	1,510	791	11,464	13,765	3,700	1,189	5,453	10,342
Change in fair value of contingent consideration	—	—	—	—	—	—	(300)	(300)
Depreciation, amortization and accretion	15,296	898	—	16,194	19,233	(354)	—	18,879
(Gain) loss on asset disposition	(1,789)	—	—	(1,789)	13,801	—	—	13,801
Impairment of long-lived assets, net and termination costs	26,942	—	—	26,942	4,980	—	—	4,980
Total operating expenses	$60,541	$3,694	$11,464	$75,699	$63,791	$3,512	$5,153	$72,456

Operating income (loss)	$(23,029)	$679	$(11,464)	$(33,814)	$(15,468)	$(1,226)	$(5,153)	$(21,847)
Operating income (loss) margin(1)	(61)%	16%	N/A	(81)%	(32)%	(54)%	N/A	(43)%

Segment adjusted EBITDA(2)	$21,749	$2,343	$(4,655)	$19,437	$26,090	$(1,369)	$(3,150)	$21,571
Segment adjusted EBITDA margin(3)	54%	54%	N/A	44%	51%	(60)%	N/A	40%
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

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended June 30,
(in thousands)	2026	2025
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$21,749	$26,090
IM Adjusted EBITDA	2,343	(1,369)
Total Segment Adjusted EBITDA	$24,092	$24,721

Reconciliation:
Total Segment Adjusted EBITDA	$24,092	$24,721
Unallocated corporate expenses	(4,655)	(3,150)
Total Adjusted EBITDA	$19,437	$21,571

Add (less):
Share-based compensation expense	2,404	533
Change in fair value of contingent consideration	—	(300)
(Gain) loss on asset disposition	(1,789)	13,801
Impairment of long-lived assets, net and termination costs	26,942	4,980
Depreciation, amortization and accretion(1)	19,002	22,051
Non-recurring professional services and legal fees(2)	5,947	1,086
Non-recurring salaries and personnel-related expenses(2)(3)	745	1,267
Operating loss	$(33,814)	$(21,847)

Interest expense, net	(4,325)	(25,900)
Change in fair value of investments, net	617	(652)
Gain on liability extinguishment	—	15,417
Other (income) expense, net	(1,236)	646
Loss before income taxes	$(38,758)	$(32,336)

(Provision for) benefit from income taxes	998	(3,317)
Net loss	$(37,760)	$(35,653)

Less: Net loss attributable to noncontrolling interests	(49,080)	(1,985)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$11,320	$(33,668)
(1)Includes contract amortization, net in the amount of $2.7 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring professional services and legal fees and Non-recurring salaries and personnel-related expenses include certain costs incurred in connection with the Company’s pending Merger transaction, including transaction-related legal and advisory fees and certain compensation expenses.
(3)Non-recurring salaries and personnel-related expenses include costs related to salaries and personnel-related expenses of incremental employees hired to launch new investment strategy initiatives.
Refer to Part I — Item 1 – Note 17. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $39.3 million for the three months ended June 30, 2026, a decrease of $10.8 million, or 21.6%, compared to the same period in 2025. The decrease was primarily driven by lower PPA revenue resulting from the divestiture of certain operating renewable energy projects. PPA revenue is also impacted by the availability of the underlying natural resource (i.e., wind or solar) and the mix of operating assets by technology type. The Company’s operating solar fleet generated $17.8 million of PPA Energy revenue, a decrease of $9.5 million, or 34.9%, and the Company’s operating wind fleet generated $16.6 million of PPA Energy revenue, a decrease of $0.6 million, or 3.4%, for the three months ended June 30, 2026 compared to the same period in 2025. The decrease in combined solar PPA Energy revenue was primarily attributable to the sales of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco, as well as lower production at certain solar facilities that experienced fires during 2025 and had not returned to full operations as of June 30, 2026. The overall decrease in REC and other incentive revenue of $0.6 million for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to the sales of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco.
The Company’s operating solar fleet includes 166 operating assets comprising 950 Megawatts (“MW”) of capacity as of June 30, 2026, a decrease of 174 operating assets and 263 MW of capacity compared to June 30, 2025. Total production was 0.3 million Megawatt Hours (“MWh”) for the three months ended June 30, 2026, a decrease of 159.1 thousand MWh or 31.9% compared to the same period in 2025. The decrease in the number of operating assets compared to June 30, 2025 was primarily due to the sales of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco, which was partially offset by additional assets being placed into operation during and subsequent to the three months ended June 30, 2025.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of June 30, 2026, a decrease of 2 operating assets and 17 MW of capacity compared to June 30, 2025. Total production was 0.3 million MWh for the three months ended June 30, 2026, a decrease of 13.6 thousand MWh or 4.2% compared to the same period in 2025. The decrease in production was primarily attributable to less favorable wind resource conditions during the period.
The table below provides summary statistics on the IPP fleet as of June 30, 2026 and 2025:

Portfolio Metrics	June 30, 2026	June 30, 2025	Total Change(1)	Total Change as %
Power production capacity of operating fleet (MW)	1,336	1,577	(241)	(15)%
Power-generating capacity of pre-operational fleet (MW)	1,364	1,369	(5)	—%
Total power-generating capacity of fleet (MW)	2,700	2,946	(246)	(8)%
Total number of fleet assets	220	337	(117)	(35)%
(1)Total change in the power production capacity of the operating IPP fleet as of June 30, 2026 compared to June 30, 2025 includes 305 MW of total operating IPP fleet sold during 2025, which included 184 fleet assets.
The Company produced approximately 0.7 million MWh of total power during the three months ended June 30, 2026, marking a year-over-year decrease of 21%, primarily due to the sales of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco as well as less favorable availability of wind resources.
The following table presents the Company’s operating fleet production by asset type for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
MWh by Technology	2026	2025	% Change
Solar	338,969	498,031	(32)%
Wind	312,612	326,180	(4)%
Total	651,581	824,211	(21)%
Other revenue
Other revenue from the IPP segment was $0.9 million for the three months ended June 30, 2026, a decrease of $0.4 million, or 28.4%, compared to the same period in 2025. The decrease in Other revenue within the period is primarily driven by a decrease in dividend income.

Contract amortization, net
Contract amortization, net from the IPP segment was $2.7 million for the three months ended June 30, 2026, a decrease of $0.4 million, or 11.5%, compared to the same period in 2025. The decrease in Contract amortization, net was primarily attributable to the derecognition of two PPAs and one REC out-of-market contract following the termination of these contracts in 2025, partially offset by amortization associated with assets sold during 2025.
Direct operating costs

	Three months ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operations and maintenance	$7,807	$8,217	$(410)	(5.0)%
Property taxes, insurance and site lease	8,301	9,493	(1,192)	(12.6)%
Salaries and benefits, professional fees and other	2,474	4,367	(1,893)	(43.3)%
Direct operating costs - IPP	$18,582	$22,077	$(3,495)	(15.8)%
Direct operating costs from the IPP segment were $18.6 million for the three months ended June 30, 2026, a decrease of $3.5 million, or 15.8%, compared to the same period in 2025. The decrease was primarily driven by the sale of the assets of GREC Entity Holdco, Celadon Manager LLC, and Dogwood Manager LLC during 2025, leading to lower overall operating costs inclusive of salary and benefits within the IPP segment.
General and administrative
General and administrative expense from the IPP segment was $1.5 million for the three months ended June 30, 2026, a decrease of $2.2 million, or 59.2%, compared to the same period in 2025. The decrease in General and administrative expense was primarily attributable to lower salary and compensation costs resulting from reduced headcount across functions supporting the IPP segment primarily due to workforce reductions and employee attrition.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $15.3 million for the three months ended June 30, 2026, a decrease of $3.9 million, or 20.5%, compared to the same period in 2025. The decrease was primarily attributable to the sale of the assets of GREC Entity HoldCo, Celadon Manager LLC, and Dogwood Manager LLC during 2025.
(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a gain of $1.8 million for the three months ended June 30, 2026 compared to a loss of 13.8 million for the same period in 2025. The gain on asset disposition in 2026 resulted from the resolution of contingent consideration associated with certain asset dispositions completed in prior periods. The loss on asset disposition in 2025 was primarily due to the sale of assets of GREC Entity Holdco
.Impairment of long-lived assets, net and termination costs
Impairment of long-lived assets, net and termination costs expense from the IPP segment was $26.9 million for the three months ended June 30, 2026, an increase of $22.0 million, or 441.0%, compared to the same period for 2025. The increase was primarily driven by the impairment charges recognized during the three months ended June 30, 2026 related to certain solar projects. These charges were principally attributable to interconnection constraints and changes in management’s development plans for certain in-development solar projects, as well as the termination of a PPA and related site lease pursuant to a settlement agreement for an operating solar project. Impairment charges recognized during the three months ended June 30, 2025 primarily related to the discontinuation of development activities for two solar projects.
Investment Management
Revenue
Revenue from the IM segment was $4.4 million for the three months ended June 30, 2026, an increase of $2.1 million or 91.3%, compared to the same period in 2025. The increase in revenue is primarily attributable to a one-time deal sourcing fee and an increase in administrative fees for services GCM provides to GREC II, partially offset by the decrease in administration fees due to a lower aggregate net asset value of GREC II used to calculate monthly fee rates.

Direct operating costs
Direct operating costs from the IM segment were $2.0 million for the three months ended June 30, 2026, a decrease of $0.7 million, or 25.1%, compared to the same period in 2025. The decrease in Direct operating costs primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment.
General and administrative
General and administrative expense from the IM segment was $0.8 million for the three months ended June 30, 2026, a decrease of $0.4 million, or 33.5%, compared to the same period in 2025. The decrease was driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount and lower share-based compensation expense related to GDEV II incentive units.
Corporate
General and administrative
General and administrative expense for Corporate was $11.5 million for the three months ended June 30, 2026, an increase of $6.0 million, or 110.2%, compared to the same period in 2025. The increase was primarily attributable to higher professional and legal fees associated with the proposed Merger transaction, as well as increased compensation expense related to merger-related employee arrangements and stock-based compensation for awards granted in April 2026.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for Corporate was nil during the three months ended June 30, 2026, compared to a loss of $0.3 million recognized during the same period in 2025. The loss recognized in 2025 resulted from the final remeasurement and settlement of the contingent consideration arrangement, which was fully extinguished during 2025. Accordingly, no gains or losses related to contingent consideration were recognized during the three months ended June 30, 2026.
Non-operating income and expense
Interest expense, net
Interest expense, net was $4.3 million of expense for the three months ended June 30, 2026, compared to $25.9 million of expense for the same period in 2025. The change is primarily driven by an increase in the fair value of the Company’s interest rate swaps during the three months ended June 30, 2026.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $0.6 million for the three months ended June 30, 2026, compared to a loss of $0.7 million for the same period in 2025. The gain for the three months ended June 30, 2026 was attributable to an increase in the fair value of the Company’s investment in Aurora Solar, compared to declines in the fair value of the investments in Aurora Solar and GDEV in 2025.
Income tax (expense) benefit
Income tax (expense) benefit was $1.0 million of benefit for the three months ended June 30, 2026, compared to $3.3 million of expense for the same period in 2025. The primary driver of the decrease in income tax expense was a change in the estimated annual effective tax rate driven by the forecasted NCI income (loss) allocations and changes in the valuation allowance.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests was $49.1 million for the three months ended June 30, 2026, compared to $2.0 million for the same period in 2025. The increase was primarily due to the timing of the recognition of distributions of investment tax credit transfer proceeds to the tax equity partner during the three months ended June 30, 2026, pursuant to the LLCA.

Results of Operations
Six months ended June 30, 2026 and 2025
The following table presents the Company’s consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenue
Energy revenue	$73,608	$94,080	$(20,472)	(21.8)%
Investment Management revenue	6,891	5,546	1,345	24.3%
Other revenue	1,371	1,591	(220)	(13.8)%
Contract amortization, net	(5,174)	(146)	(5,028)	3443.8%
Total net revenue	$76,696	$101,071	$(24,375)	(24.1)%

Operating expenses
Direct operating costs	39,702	48,652	(8,950)	(18.4)%
General and administrative	25,827	27,388	(1,561)	(5.7)%
Change in fair value of contingent consideration	—	(300)	300	(100.0)%
Depreciation, amortization and accretion	33,025	40,507	(7,482)	(18.5)%
(Gain) loss on asset disposition	(1,584)	13,814	(15,398)	(111.5)%
Impairment of long-lived assets, net and termination costs	27,405	18,645	8,760	47.0%
Total operating expenses	124,375	148,706	(24,331)	(16.4)%

Operating loss	(47,679)	(47,635)	(44)	(0.1)%

Interest expense, net	(16,397)	(62,466)	46,069	73.8%
Change in fair value of investments, net	(5,128)	338	(5,466)	1617.2%
Income from sale-leaseback transfer of tax benefits	10,188	10,188	—	—%
Gain on liability extinguishment	—	15,417	(15,417)	(100.0)%
Other income (expense), net	(1,083)	794	(1,877)	(236.4)%

Loss before income taxes	(60,099)	(83,364)	23,265	27.9%
Income tax (expense) benefit	(5,175)	7,057	(12,232)	173.3%
Net loss	$(65,274)	$(76,307)	$11,033	14.5%
Less: Net loss attributable to noncontrolling interests	(49,268)	(27,053)	(22,215)	(82.1)%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(16,006)	$(49,254)	$33,248	67.5%

The following table presents the Company’s results of operations for each segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(dollars in thousands)	2026				2025
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$73,608	$—	$—	$73,608	$94,080	$—	$—	$94,080
Investment Management revenue	—	6,891	—	6,891	—	5,546	—	5,546
Other revenue	1,371	—	—	1,371	1,591	—	—	1,591
Operating revenue	$74,979	$6,891	$—	$81,870	$95,671	$5,546	$—	$101,217
Contract amortization, net	(5,174)	—	—	(5,174)	(146)	—	—	(146)
Total net revenue	$69,805	$6,891	$—	$76,696	$95,525	$5,546	$—	$101,071

Operating expenses
Direct operating costs	$35,711	$3,991	$—	$39,702	$40,711	$7,941	$—	$48,652
General and administrative	4,340	1,944	19,543	25,827	6,984	2,491	17,913	27,388
Change in fair value of contingent consideration	—	—	—	—	—	—	(300)	(300)
Depreciation, amortization and accretion	30,952	2,073	—	33,025	38,449	2,058	—	40,507
(Gain) loss on asset disposition	(1,584)	—	—	(1,584)	13,814	—	—	13,814
Impairment of long-lived assets, net and termination costs	27,405	—	—	27,405	18,645	—	—	18,645
Total operating expenses	$96,824	$8,008	$19,543	$124,375	$118,603	$12,490	$17,613	$148,706

Operating loss	$(27,019)	$(1,117)	$(19,543)	$(47,679)	$(23,078)	$(6,944)	$(17,613)	$(47,635)
Operating income (loss) margin(1)	(39)%	(16)%	N/A	(62)%	(24)%	(125)%	N/A	(47)%

Segment adjusted EBITDA(2)	$37,038	$1,293	$(8,249)	$30,082	$48,606	$(2,058)	$(10,529)	$36,019
Segment adjusted EBITDA margin(3)	49%	19%	N/A	37%	51%	(37)%	N/A	36%
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

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Six months ended June 30,
(in thousands)	2026	2025
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$37,038	$48,606
IM Adjusted EBITDA	1,293	(2,058)
Total Segment Adjusted EBITDA	$38,331	$46,548

Reconciliation:
Total Segment Adjusted EBITDA	$38,331	$46,548
Unallocated corporate expenses	(8,249)	(10,529)
Total Adjusted EBITDA	$30,082	$36,019

Add (less):
Share-based compensation expense	3,637	4,002
Change in fair value of contingent consideration	—	(300)
(Gain) loss on asset disposition	(1,584)	13,814
Impairment of long-lived assets, net and termination costs	27,405	18,645
Depreciation, amortization and accretion(1)	38,472	40,855
Non-recurring professional services and legal fees(2)	7,992	2,775
Non-recurring salaries and personnel-related expenses(2)(3)	1,839	3,863
Operating loss	$(47,679)	$(47,635)

Interest expense, net	(16,397)	(62,466)
Change in fair value of investments, net	(5,128)	338
Income from sale-leaseback transfer of tax benefits	10,188	10,188
Gain on liability extinguishment	—	15,417
Other income (expense), net	(1,083)	794
Loss before income taxes	$(60,099)	$(83,364)

(Provision for) benefit from income taxes	(5,175)	7,057
Net loss	$(65,274)	$(76,307)

Less: Net loss attributable to noncontrolling interests	(49,268)	(27,053)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(16,006)	$(49,254)
(1)Includes contract amortization, net in the amount of $5.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring professional services and legal fees and Non-recurring salaries and personnel-related expenses include certain costs incurred in connection with the Company’s pending Merger transaction, including transaction-related legal and advisory fees and certain compensation expenses.
(3)Non-recurring salaries and personnel-related expenses include costs related to salaries and personnel-related expenses of incremental employees hired to launch new investment strategy initiatives.
Refer to Part I — Item 1 – Note 17. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $73.6 million for the six months ended June 30, 2026, a decrease of $20.5 million, or 21.8%, compared to the same period in 2025. The decrease was driven by decreases in PPA and REC revenue generated by the Company’s operating renewable energy projects primarily due to the divestiture of certain projects. PPA revenue is also impacted by the underlying availability of the natural resource (i.e., solar or wind) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $28.8 million of Energy revenue from PPAs, a decrease of $16.5 million, or 36.4%, and the Company’s operating wind fleet generated $35.8 million of Energy revenue from PPAs, a decrease of $2.2 million, or 5.7%, for the six months ended June 30, 2026 compared to the same period in 2025. The overall decrease of $18.6 million in combined solar and wind PPA revenue was primarily driven by the sale of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco in December 2025 as well as decreased production at certain solar sites that experienced fires during 2025 and have not yet returned to full operations as of June 30, 2026. The overall decrease in REC and other incentive revenue of $1.9 million for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to the sale of Celadon Manager LLC, Dogwood Manager LLC, and the assets of GREC Entity Holdco.
The Company’s operating solar fleet includes 166 operating assets comprising 950 MW of capacity as of June 30, 2026, a decrease of 174 operating assets and 263 MW of capacity compared to June 30, 2025. Total production was 0.6 million MWh for the six months ended June 30, 2026, a decrease of 0.2 million MWh, or 30.1%, compared to the same period for 2025. The decrease in production and assets was primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025.
The Company’s operating wind fleet includes 14 operating assets comprising 376 MW of capacity as of June 30, 2026, a decrease of 2 operating assets and 17 MW of capacity compared to June 30, 2025. Total production was 0.6 million MWh for the six months ended June 30, 2026, a decrease of 0.1 million MWh, or 8.9%, compared to the same period for 2025. The decrease in production and assets was due to the sale of assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025. The decrease in production was also due to less favorable wind resource condition during the six months ended June 30, 2026.
The following table presents summary statistics on the IPP fleet as of June 30, 2026 and 2025:

Portfolio Metrics	June 30, 2026	June 30, 2025	Total Change(1)	Total Change as %
Power production capacity of operating fleet (MW)	1,336	1,577	(241)	(15)%
Power-generating capacity of pre-operational fleet (MW)	1,364	1,369	(5)	—%
Total power-generating capacity of fleet (MW)	2,700	2,946	(246)	(8)%
Total number of fleet assets	220	337	(117)	(35)%
(1)Total change in the power production capacity of the operating IPP fleet as of June 30, 2026 compared to June 30, 2025 includes 305 MW of total operating IPP fleet sold during 2025, which included 184 fleet assets.
The Company produced approximately 1.2 million MWh of total power during the six months ended June 30, 2026, a year-over-year decrease of 20% primarily due to the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025.

The following table presents the Company’s operating fleet production by asset type for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
MWh by Technology(1)	2026	2025	% Change
Solar	564,233	807,570	(30)%
Wind	633,612	695,524	(9)%
Total	1,197,845	1,503,094	(20)%
Other revenue
Other revenue from the IPP segment was $1.4 million for the six months ended June 30, 2026, representing a decrease of $0.2 million, or 13.8%, compared to the same period in 2025. This decrease was primarily driven by a decrease in dividend income.
Contract amortization, net
The Company recognized an expense of $5.2 million of Contract amortization, net from the IPP segment during the six months ended June 30, 2026, representing an increase of $5.0 million compared to the same period in 2025. This change was primarily attributable to the derecognition of two PPAs and one REC out-of-market contract following the termination of these contracts in 2025, partially offset by amortization associated with assets sold during 2025.
Direct operating costs

	Six months ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operations and maintenance	$14,137	$15,506	$(1,369)	(8.8)%
Property taxes, insurance and site lease	16,080	17,656	(1,576)	(8.9)%
Salaries and benefits, professional fees and other	5,494	7,549	(2,055)	(27.2)%
Direct operating costs - IPP	$35,711	$40,711	$(5,000)	(12.3)%
Direct operating costs from the IPP segment were $35.7 million for the six months ended June 30, 2026, representing a decrease of $5.0 million, or 12.3%, compared to the same period in 2025. The decrease was primarily driven by the sale of the assets of GREC Entity Holdco, Celadon Manager LLC and Dogwood Manager LLC during 2025, leading to lower overall operating costs inclusive of salary and benefits within the IPP segment, partially offset by increases in certain costs for the remaining assets.
General and administrative
General and administrative expense for the IPP segment was $4.3 million for the six months ended June 30, 2026, a decrease of $2.6 million, or 37.9%, compared to the same period in 2025. The decrease in General and administrative expense was primarily attributable to lower salary and compensation costs resulting from reduced headcount across functions supporting the IPP segment primarily due to workforce reductions and employee attrition.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $31.0 million for the six months ended June 30, 2026, a decrease of $7.5 million, or 19.5%, compared to the same period in 2025. The decrease was primarily attributable to the sales of the assets of GREC Entity HoldCo, Celadon Manager LLC, and Dogwood Manager LLC during 2025.
(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a gain of $1.6 million for the six months ended June 30, 2026 compared to a loss of 13.8 million for the same period in 2025. The gain on asset disposition in 2026 resulted from the resolution of contingent consideration associated with certain asset dispositions completed in prior periods. The loss on asset disposition in 2025 was primarily due to the sale of assets of GREC Entity Holdco.

Impairment of long-lived assets, net and termination costs
Impairment of long-lived assets, net and termination costs in the IPP segment was $27.4 million for the six months ended June 30, 2026, an increase of $8.8 million, or 47.0%, compared to the same period in 2025. The increase was primarily driven by impairment charges recognized during the six months ended June 30, 2026 related to interconnection constraints, changes in management’s development plans for certain development-stage solar projects, and the termination of a PPA and related site lease pursuant to a settlement agreement for an operating solar project. By comparison, impairment and termination costs recognized during the six months ended June 30, 2025 consisted primarily of $17.7 million of impairment losses associated with two operating wind projects and eight development-stage solar projects, as well as $1.0 million of termination fees related to the cancellation of a PPA after the project failed to achieve commercial operations by the required contractual date.
Investment Management
Revenue
Revenue from the IM segment was $6.9 million for the six months ended June 30, 2026, an increase of $1.3 million or 24.3%, compared to the same period in 2025. The increase in revenue is primarily attributable to certain one-time deal sourcing fee and an increase in administrative fees for services GCM provides to GREC II, partially offset by the decrease in administration fees due to a lower aggregate net asset value for GREC II used to calculate monthly fee rates.
Direct operating costs
Direct operating costs of the IM segment were $4.0 million for the six months ended June 30, 2026, a decrease of $4.0 million, or 49.7%, compared to the same period in 2025. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment.
General and administrative
General and administrative expense for the IM segment was $1.9 million for the six months ended June 30, 2026, a decrease of $0.5 million or 22.0%, compared to the same period in 2025. The decrease in General and administrative expense was primarily driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount and lower share-based compensation expense related to GDEV II incentive units.
Corporate
General and administrative
General and administrative expense for Corporate was $19.5 million for the six months ended June 30, 2026, an increase of $1.6 million, or 9.1%, compared to the same period in 2025. The increase was primarily attributable to higher professional and legal fees associated with the proposed Merger transaction, as well as increased compensation expense related to merger-related employee arrangements and stock-based compensation for awards granted in April 2026 offset by a decrease in salaries and related compensation driven by lower headcount in 2025.
Non-operating income and expense
Interest expense, net
Interest expense, net was $16.4 million for the six months ended June 30, 2026, compared to $62.5 million for the same period in 2025. The decrease was primarily driven by favorable fair value adjustments on interest rate swaps and higher capitalized interest related to the Cider project. These benefits were partially offset by increased interest expense resulting from higher outstanding debt balances and lower income from interest rate swaps.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $5.1 million for the six months ended June 30, 2026, compared to a gain of $0.3 million in the same period in 2025. The loss in the current-year period was primarily attributable to a decline in the fair value of the Company’s investment in Aurora Solar driven by lower forecasted distributions from the tax equity partnership in which Aurora Solar is the managing member.

Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $10.2 million for the six months ended June 30, 2026, the same amount recorded for the same period in 2025. The income reflects the recognition of deferred income associated with tax credits transferred through the Company’s sale leaseback financing transactions. The Company recognizes deferred income over the five-year recapture period beginning on the respective anniversary dates of each sale-leaseback transaction. Refer to Part I — Item 1 – Note 8. Debt for more information.
Income tax (expense) benefit
Income tax (expense) benefit was an expense of $5.2 million for the six months ended June 30, 2026, compared to a benefit of $7.1 million for the same period in 2025, primarily due to a change in the estimated annual effective tax rate driven by the forecasted NCI income (loss) allocations and changes in the valuation allowance.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests was $49.3 million for the six months ended June 30, 2026, compared to $27.1 million for the same period in 2025. The increase was primarily due to the timing of the recognition of distributions of investment tax credit transfer proceeds to the tax equity partner within a tax equity partnership during the six months ended June 30, 2026, pursuant to the LLCA.
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

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$11,320	$(33,668)	$(16,006)	$(49,254)
Add back or (deduct) the following:
Net loss attributable to noncontrolling interests	(49,080)	(1,985)	(49,268)	(27,053)
(Benefit) expense from income taxes	(998)	3,317	5,175	(7,057)
Interest expense, net	4,325	25,900	16,397	62,466
Depreciation, amortization and accretion(1)	19,002	22,051	38,472	40,855
EBITDA	$(15,431)	$15,615	$(5,230)	$19,957
Add back or (deduct) the following:
Share-based compensation expense	2,404	533	3,637	4,002
Change in fair value of contingent consideration	—	(300)	—	(300)
Change in fair value of investments, net	(617)	652	5,128	(338)
Income from sale-leaseback transfer of tax benefits	—	—	(10,188)	(10,188)
Gain on liability extinguishment	—	(15,417)	—	(15,417)
Other expense (income), net	1,236	(646)	1,083	(794)
(Gain) loss on asset disposition	(1,789)	13,801	(1,584)	13,814
Impairment of long-lived assets, net and termination costs	26,942	4,980	27,405	18,645
Non-recurring professional services and legal fees(2)	5,947	1,086	7,992	2,775
Non-recurring salaries and personnel-related expenses(2)(3)	745	1,267	1,839	3,863
Adjusted EBITDA	$19,437	$21,571	$30,082	$36,019
Cash portion of interest expense	(4,974)	(8,489)	(11,266)	(17,897)
Distributions to tax equity investors	(3,811)	(16,845)	(6,370)	(20,656)
FFO	$10,652	$(3,763)	$12,446	$(2,534)
(1)Includes contract amortization, net in the amount of $2.7 million, $3.1 million, $5.2 million and $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring professional services and legal fees and Non-recurring salaries and personnel-related expenses include certain costs incurred in connection with the Company’s pending Merger transaction, including transaction-related legal and advisory fees and certain compensation expenses.
(3)Non-recurring salaries and personnel-related expenses include costs related to salaries and personnel-related expenses of incremental employees hired to launch new investment strategy initiatives.

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations, borrowings under its existing financing sources and future debt and equity financing. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures. The Company’s short-term cash requirements consist primarily of operating expenses, including general and administrative expenses, interest payments on outstanding debt and share repurchases under the SRP in connection with the death, disability or determination of incompetence of a shareholder, funding for contracted and prospective projects, and merger-related transaction costs, including legal, accounting, advisory and other professional fees associated with the proposed transaction. The Company’s long-term liquidity needs consist of funds necessary to repay debt and other financing obligations, and to acquire, construct and develop renewable energy and energy efficiency projects.
The Company’s primary sources of liquidity include corporate-level credit facilities or other secured and unsecured borrowings as well as the issuance of equity and debt securities, as appropriate given market conditions. The Company expects to utilize project‑level financing arrangements as needed, including joint venture structures, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, leases and sale and leaseback transactions, and other secured or unsecured arrangements. Additional sources of capital may include tax equity financings, proceeds from the sale of tax credits, governmental grants, and proceeds from asset sales. There can be no guarantee, however, that financing will be available on acceptable terms or at all. In addition, during the pendency of the Merger described in Part I — Item 1 – Note 18. Subsequent Events, the Company’s ability to pursue certain financing arrangements and strategic transactions is subject to restrictions under the Merger Agreement.
As of June 30, 2026 and December 31, 2025, the Company had $50.4 million and $66.6 million, respectively, in Cash and cash equivalents and $23.8 million and $18.6 million, respectively, in Restricted cash, current. Management believes existing cash balances, cash flows from operations and available financing sources will be sufficient to meet the Company's liquidity needs for at least the next twelve months, including anticipated merger-related transaction costs, including legal, accounting, advisory, and retention expenses, which will be recognized as incurred.
The Company seeks to maintain adequate liquidity and financial flexibility through a combination of cash flows from operations, available financing sources and capital market transactions. However, our liquidity is subject to various risks and uncertainties, including those described under the section Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025 and under Part II - Item 1A. Risk Factors in this Form 10-Q.
Debt Outstanding
The Company supplements our equity capital through the use of borrowings both at the corporate level and the project level. As of June 30, 2026 and December 31, 2025, the Company had $1.4 billion and $1.3 billion, respectively, in outstanding debt. The Company has $146.0 million of revolver capacity available to draw on its existing debt facilities as of June 30, 2026. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 2.30% for the six months ended June 30, 2026.
As of June 30, 2026, the Company’s net leverage ratio met the requirement for the borrowings as defined in the terms of the credit facilities. The Company did not have any events of default under its debt agreements. Refer to Part I — Item 1 — Note 8. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information on borrowings.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$12,640	$10,065
Net cash used in investing activities	(83,098)	(167,744)
Net cash provided by financing activities	59,539	109,869
Net decrease in Cash, cash equivalents and Restricted cash	$(10,919)	$(47,810)

Operating Activities
Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2026, an increase of $2.6 million compared to $10.1 million for the six months ended June 30, 2025. Excluding the impact of non-cash items, the increase in cash provided by operating activities was largely attributable to a decrease in accounts receivable resulting from collections of investment management revenue from GREC II. This increase was partially offset by the absence of tax credit transfer proceeds in current-year period which were received in prior-year period.
Investing Activities
Net cash used in investing activities was $83.1 million for the six months ended June 30, 2026, a decrease of $84.6 million compared to $167.7 million for the six months ended June 30, 2025. The decrease in net cash used was primarily driven by lower capital expenditures for the Company’s Cider project as construction activities progressed toward completion. This decrease was partially offset by the absence of the $44.5 million of cash proceeds received from the sale of GREC Entity Holdco during the second quarter of 2025.
Financing Activities
Net cash provided by financing activities was $59.5 million for the six months ended June 30, 2026, a decrease of $50.3 million, compared to $109.9 million for the six months ended June 30, 2025. The decrease in net cash provided by financing activities was primarily due to an increase in payments on borrowings of $89.4 million and lower contributions from noncontrolling interests of $12.2 million. This was offset by an increase in cash proceeds on borrowings of $32.1 million and a decrease in distributions to noncontrolling interests of $17.6 million.
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

	By Remaining Maturity at June 30,
	2026
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt	$30,477	$817,071	$196,842	$326,015	$1,370,405
Operating leases	13,688	21,972	22,944	403,582	462,186
Other commitments	1,503	3,105	3,240	16,919	24,767
Total	$45,668	$842,148	$223,026	$746,516	$1,857,358
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
Share Repurchase Program
The Company suspended its share repurchase program ("SRP") in 2023, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. Prior to its suspension, the SRP provided shareholders the opportunity to sell shares back to the Company through quarterly repurchase programs. The Company also suspended shareholder distributions effective following the May 1, 2024 distribution payment and, in connection therewith, suspended its distribution reinvestment plan ("DRP"), under which shareholders could elect to reinvest cash distributions in additional shares of the Company.

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
The contractual status of our projects limits our exposure to: (i) volatility in the market prices of electricity caused by volatility in the market price of natural gas to our projects’ post-PPA periods, (ii) situations where an offtaker is unable to fulfill their contractual obligation to buy the power the projects generate, or: (iii) situations where the projects generate energy in excess of that agreed upon in their PPAs and the excess power is sold to the market. In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in-construction and pre-construction assets, and (ii) pursue large forward procurement strategies to secure equipment for our in-construction portfolio from large and creditworthy suppliers of equipment with fixed price contracts.
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

Changes in Market Interest Rates
In addition to other sources of financing, the Company uses variable rate debt to finance its operations, which exposes the Company to fluctuations in market interest rates. The Company’s long-term debt instruments subject it to the risk of loss associated with movements in interest rates. To manage this exposure, the Company enters into derivative instruments, including interest rate swaps. These interest rate swaps are not designated as hedging instruments for accounting purposes. When considered together with the Company’s variable‑rate debt, the interest rate swap contracts economically reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations. Refer to Part I — Item 1 — Note 9. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited). The Company performed a sensitivity analysis to evaluate its exposure to changes in market interest rates, taking into account its outstanding variable-rate debt and interest rate swap agreements as of June 30, 2026. Based on this analysis, a hypothetical 1.0% increase or decrease in market interest rates would result in an approximately $81.6 million change in the fair value of the Company’s interest rate derivative instruments. Because these swaps are not designated as hedging instruments, changes in their fair value are recognized in earnings and may result in volatility in the Company’s results of operations. As of June 30, 2026, the fair value of the Company’s long-term debt approximated its carrying value of $1.3 billion. The Company remains in compliance with all financial covenants under its debt agreements.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On September 9, 2025, CO Buffalo Flats LLC and GB Solar TE 2020 Holdings LLC, subsidiaries of the Company, filed a Demand for Arbitration with the American Arbitration Association against an EPC contractor and its surety in connection with module performance issues at a utility-scale solar photovoltaic project. The Company has provided formal notice of claims to the EPC contractor, the module manufacturer, and other potentially responsible parties pursuant to applicable project agreements and is evaluating potential recovery under contractual warranties, indemnification provisions, and applicable insurance policies. Discovery is underway, and hearings are scheduled to commence in October 2027. The Company cannot predict the timing or the resolution of this matter.
On July 25, 2025, Robin MCK LLC ("Robin MCK"), a subsidiary of the Company, filed a complaint against McKesson Corporation in the Superior Court of New Jersey, Mercer County, relating to disputes under a power purchase agreement and related site lease associated with a rooftop solar energy facility. On May 20, 2026, Robin MCK and McKesson entered into a Settlement Agreement that fully resolved all claims and disputes between the parties. Pursuant to the Settlement Agreement, McKesson agreed to pay Robin MCK $7.0 million, of which $3.5 million was received in June 2026 and the remaining $3.5 million is payable following removal of the solar energy facility. The Settlement Agreement also terminated the parties' power purchase and site lease agreements including mutual releases of all claims.
On March 11, 2026, a third party filed a complaint in the United States District Court for the Southern District of New York against a wholly owned subsidiary of the Company, alleging breach of contract and anticipatory repudiation under a membership interest purchase agreement related to the planned acquisition of a solar and battery storage project located in Montana. The complaint seeks certain monetary damages plus declaratory relief that the plaintiff is not obligated to arbitrate the dispute. On March 12, 2026, the subsidiary filed a demand for arbitration with the American Arbitration Association arising from the same agreement. On July 22, 2026, the court denied the subsidiary's motion to compel arbitration. The court's ruling did not address the merits of the underlying claims, and the litigation remains ongoing. The Company disputes the allegations and intends to vigorously defend against the claims. The Company cannot predict the outcome or ultimate resolution of this matter.
On April 16, 2026, the Chapter 7 trustee for EVCE filed an adversary complaint in the United States Bankruptcy Court for the District of Colorado against the Company and certain affiliates seeking recovery of amounts allegedly transferred to the Company prior to EVCE’s bankruptcy filing. On July 27, 2026, the Company and the other named defendants filed an answer to the complaint, denying many of the allegations and asserting various affirmative defenses. The Company continues to vigorously defend against the claims.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.
The following risk factors have been added in the current :
Risks Related to the Proposed Merger
We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial condition and result of operations.
On July 21, 2026, the Company entered into a Merger Agreement with MN8 and certain affiliated entities pursuant to which the Company will become a wholly owned subsidiary of MN8.
While we currently expect the Merger to be completed in the fourth quarter of 2026, there can be no assurance that the required clearance under the HSR Act will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all.

If the Merger is not completed within the expected timeframe or at all, the Company may be subject to a number of risks in addition to the risks of continuing to operate our business, including incurring significant transaction-related costs, including legal, accounting and advisory fees, regardless of whether the Merger is completed; and the diversion of management’s attention and resources from ongoing operations and other opportunities during the pendency of the Merger. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers, and other third parties with whom we do business. In addition, either the Company or MN8 may terminate the Merger Agreement based on the customary termination rights for each party included therein. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay MN8 a termination fee of $11.3 million. The occurrence of any of these events could materially and adversely affect the Company’s business, financial condition and results of operations.
The proposed Merger is subject to closing conditions, including regulatory approvals and shareholder approval, that may not be satisfied or waived on a timely basis or at all.
The consummation of the Merger is subject to a number of conditions set forth in the Merger Agreement, including, among other things, the approval of the Merger Agreement by the Company’s shareholders and MN8’s members, expiration or termination of the waiting period under the HSR Act, receipt of authorization under Section 203 of the Federal Power Act from FERC, authorization from the New York Public Service Commission, effectiveness of the registration statement on Form S-4, and, subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement. Many of these conditions are outside the Company’s control, and the Company cannot provide any assurance that they will be satisfied or waived or that the Merger will be completed on the anticipated timeline or at all.
The granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.
The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.
The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger, which could deter a third party from proposing an alternative transaction or could result in a competing transaction proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that restrict the Company’s ability to solicit, initiate or knowingly encourage any inquiries or proposals for an alternative acquisition of the Company, and, subject to certain exceptions, restrict the ability of the Company’s board of directors to withdraw or modify its recommendation in favor of the Merger. MN8 generally has a right to match any competing acquisition proposals. Although the Company’s board of directors may, prior to obtaining shareholder approval, change its recommendation or terminate the Merger Agreement to enter into an agreement providing for a superior alternative transaction in specified circumstances, doing so would require the Company to pay MN8 a termination fee. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition of the Company, even one that might provide greater value to shareholders, or could result in a competing acquirer proposing to pay a lower price because of the added cost of the termination fee.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us, subject to certain exceptions, to use commercially reasonable efforts to operate our business and operations in the ordinary course in all material respects, and subjecting us to restrictions pursuant to certain other operating covenants, as set forth more fully in the Merger Agreement. These restrictions could prevent the Company from pursuing certain opportunities, taking actions with respect to our business that we may consider advantageous, responding effectively and/or timely to competitive pressures and industry developments, and may affect our ability to execute our business strategies and attain financial and other goals, and may as a result materially and adversely affect our business, results of operations and financial condition. In addition, as a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period.
The announcement and pendency of the Merger may disrupt the Company’s business and relationships.
Parties with which the Company does business may experience uncertainty associated with the Merger and may attempt to negotiate changes in existing relationships, delay or defer decisions concerning the Company, or consider entering into business relationships with other parties. In addition, the Merger may create uncertainty among employees, and the Company may face challenges in retaining and motivating key executives and employees during the pendency of the transaction. These disruptions could be exacerbated by any delay in completion or termination of the Merger and could adversely affect the Company’s business, financial condition and results of operations.

Litigation may be filed against the Company and its directors in connection with the Merger.
We may be subject to shareholder lawsuits challenging the Merger. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and diverts management’s attention and resources, which could adversely affect our business, financial position and/or results of operations.
The amount and form of Merger consideration our shareholders receive may differ from their elections, and the value of that consideration is uncertain and may be less than the amounts described in headline transaction values.
Under the Merger Agreement, each share of the Company may be converted, at the holder’s election, into cash, MN8 Common Units, or a combination of cash and MN8 Common Units, subject to a cap on the aggregate amount of cash payable and the election procedures, proration mechanics and other terms and adjustments set forth in the Merger agreement. Shareholders who do not make a valid and timely election will receive MN8 Common Units. Because the total cash consideration is capped, shareholders electing cash or mixed consideration may receive less cash and more MN8 common units than they elect.
The consideration payable at closing is not fixed at $350.0 million and could be lower. The Merger Agreement specifies a $375.0 million purchase price, reduced by Company transaction expenses, a $5.0 million reserve for shareholder-representative expenses and a $25.0 million earnout, and increased by any portion of the earnout earned and payable at closing. Accordingly, absent any amount earned under the earnout, the amount used to calculate the per-share consideration would be $345.0 million, less Company transaction expenses. Shareholders may later receive their pro rata share of any unused reserve. They may also receive up to $25.0 million of additional consideration, but that maximum is subject to certain adjustments, and the amount actually earned depends on the achievement of certain commercial milestones. There can be no assurance that any additional consideration will be paid.
The MN8 Common Units to be received in the Merger will not be listed on any securities exchange and are subject to significant transfer restrictions and valuation uncertainty.
There is no public trading market for the MN8 Common Units. Holders of MN8 Common Units will be subject to transfer restrictions under MN8’s governing documents, and any attempted transfer in violation of those restrictions will be void. As a result, shareholders who receive MN8 Common Units will not have any assurance of liquidity or a future exit opportunity. The fair market value of the MN8 Common Units cannot be determined at this time, is highly speculative and could fluctuate significantly or decline over time. In addition, the rights of holders of MN8 Common Units will differ from the rights of the Company’s shareholders, and various factors and developments that would not have affected the value of the Company’s shares could adversely affect the value of MN8 Common Units.
MN8 may never consummate a liquidity event, and shareholders who receive MN8 Common Units may be subject to a lock-up.
Under the Merger Agreement, MN8 has agreed, within 120 days of the closing of the Merger, to use its commercially reasonable efforts to cause an initial public offering registration statement to be filed. However, any decision to consummate an initial public offering will remain subject to market conditions and the discretion of the board of directors of the entity undertaking the offering, and MN8’s obligation to pursue such an offering expires 18 months following the closing. If an initial public offering is not consummated by that date, MN8 has agreed to use its commercially reasonable efforts to consummate, within the following 12 months, an alternative transaction in which holders of MN8 Common Units received in the Merger would be offered an opportunity to sell or otherwise dispose of their MN8 Common Units. There can be no assurance that any initial public offering or alternative liquidity transaction will be consummated. If neither occurs, holders of MN8 Common Units received in the Merger will have no means to liquidate their holdings, and even if such a transaction is consummated, it may result in valuations or returns that holders consider inadequate. In addition, in connection with any initial public offering, holders of MN8 Common Units, including the Company’s former shareholders, will be subject to a lock-up agreement restricting transfers for a period that may last up to 180 days.

The failure to successfully integrate the businesses of the Company and MN8 may adversely affect the anticipated benefits of the Merger and, in turn, the value of any MN8 Common Units received.
The success of the Merger will depend in part on the ability of the combined company to integrate the Company and MN8’s businesses. Integration may result in the loss of key employees, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, and unforeseen expenses, and may divert management attention and resources. In particular, MN8’s management has not historically owned or operated wind energy assets and may be subject to laws, regulations and commercial considerations with which it is not familiar. If the combined company is unable to realize the anticipated benefits of the Merger fully or on the expected timeline, the value of any MN8 Common Units received by the Company’s shareholders in the Merger could be adversely affected.
We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Merger.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the proposed Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally regarding the proposed Merger.
Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our shareholders generally. These interests include direct or indirect ownership of our common units, equity awards, and the receipt of change in control or other severance payments in connection with the Merger. There is a risk that these interests may influence, or appear to influence, our executive officers’ and directors’ support for the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
For the three months ended June 30, 2026, the Company repurchased 38.5 thousand Class A shares, nil Class C shares, 2.9 thousand Class I shares, nil Class P-A shares, 11.2 thousand Class P-I shares, nil Class P-D shares, nil Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million for Class A shares, nil for Class C shares, an immaterial amount for Class I shares, nil for Class P-A shares, $0.1 million for Class P-I shares, and nil for Class P-S shares and nil for Class P-T shares, respectively. All repurchases were made pursuant to the Company’s share repurchase program (“SRP”) which was suspended in 2023 except in connection with the death, disability or determination of incompetence of a shareholder.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended June 30, 2026 pursuant to the Company’s SRP:

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
April 1 to June 30, 2026	52	$5.35	52	9,771
Limitations upon the Payment of Dividends
Pursuant to the terms of the Merger Agreement, the Company is subject to restrictive covenants that contractually prohibit the declaration or payment of any distributions on our common shares during the pendency of the Merger without the prior written consent of MN8. For a further description of the Merger Agreement and the associated restrictions on the conduct of our business, see Part I — Item 1 – Note 18. Subsequent Events to our Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

2.1
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Group LLC (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.2
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.3
Agreement and Plan of Merger, dated as of July 21, 2026, by and among Greenbacker Renewable Energy Company LLC, MN8 Energy Holdings LLC, MN8 Energy LLC, Monarch Merger Sub, LLC and Shareholder Representative Services LLC (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on July 22, 2026)

3.1
Fifth Amended and Restated Limited Liability Company Operating Agreement, dated as of May 19, 2022 of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.2
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.3
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

4.2
Amended and Restated Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of February 5, 2024 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on February 9, 2024)

10.1
Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan, dated as of May 23, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.2
Form of Restricted Share Unit Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.3
Form of Restricted Share Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.4
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.5
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.6
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.7
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.8
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.9
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

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

10.18
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Daniel de Boer (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.19
Employment Agreement, dated August 25, 2025, by and between Greenbacker Renewable Energy Corporation and Carl Weatherley-White (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 13, 2025)

10.20
Transition and Separation Agreement, dated September 15, 2025 by and between Greenbacker Renewable Energy Company LLC and Matthew Murphy (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 17, 2025)

10.21
Consultation Agreement, dated December 22, 2025, by and between Greenbacker Renewable Energy Company LLC and David Sher (Incorporated by reference from Exhibit 10.23 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

10.22
Form of Restricted Share Unit Grant and Agreement (Time-Based Vesting) under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 9 , 2026)

10.23
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
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 12, 2026, formatted in inline XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: August 12, 2026	By	/s/ Daniel de Boer
Daniel de Boer Chief Executive Officer principal executive officer

Date: August 12, 2026	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer